Form 10-K
period 2019-12-31
Odyssey Semiconductor Technologies, Inc.
filed 2020-05-29
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 UNDER THE SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the year ended December 31, 2019

Commission file number: 333-234741

Odyssey Semiconductor Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1766761
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 Brown Road

Ithaca, NY 14850

(607) 351-9768

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: No established market exists for the registrant’s common stock.

As of May 29, 2020, there were 11,159,661 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

Odyssey Semiconductor Technologies, Inc. and Subsidiaries

i

EXPLANATORY NOTE

On February 14, 2020, the Registration Statement on Form S-1 (Registration No. 333-234741, the “Registration Statement”) of Odyssey Semiconductor Technologies, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”), related to the offering of 3,415,626 shares of the Company’s common stock, par value $0.0001 per share, by the selling stockholders named therein.

Rule 15d-2 under the Securities Exchange Act of 1934, as amended (“Rule 15d-2”), provides generally that if a company’s registration statement filed under the Securities Act of 1933, as amended, does not contain certified financial statements for the company’s last full fiscal year preceding the year in which such registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of such registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of that company. Rule 15d-2 further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Registration Statement did not contain the certified financial statements of the Company for the fiscal year ended December 31, 2019; therefore, as required by Rule 15d-2, the Company is hereby filing its certified financial statements for the fiscal year ended December 31, 2019 with the SEC under cover of the facing page of an annual report on Form 10-K.

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Odyssey Semiconductor Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Semiconductor Technologies, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2019.

Melville, NY

May 29, 2020

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Assets

Current Assets:
Cash	$697,141	$25,011
Contract assets	543,944	329,062
Accounts receivable	1,480	2,170
Deferred expenses	111,548	-
Prepaid expenses and other current assets	147,065	2,039

Total Current Assets	1,501,178	358,282
Restricted cash	101,141	-
Deferred offering costs	83,983	-
Property and equipment, net	389,845	78,181

Total Assets	$2,076,147	$436,463

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$218,005	$251,586
Deferred revenue	312,378	-

Total Current Liabilities	530,383	251,586

Commitments and contingencies (See Note 9)	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value, 45,000,000 shares authorized, 11,159,661 and 5,316,667 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,116	532
Additional paid-in capital	3,017,940	(532)
(Accumulated deficit) retained earnings	(1,473,292)	184,877

Total Stockholders’ Equity	1,545,764	184,877

Total Liabilities and Stockholders’ Equity	$2,076,147	$436,463

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2019	2018

Revenues	$719,851	$590,540

Cost of Revenues	739,887	457,803

Gross (Loss) Profit	(20,036)	132,737

Operating Expenses:

Selling, general, and administrative	1,439,369	14,429

Total Operating Expenses	1,439,369	14,429

(Loss) Income From Operations	(1,459,405)	118,308

Other Income:
Interest income	1,236	704

Net (Loss) Income	$(1,458,169)	$119,012

Net (Loss) Income Per Share:
Basic	$(0.18)	$0.02
Diluted	$(0.18)	$0.02

Weighted Average Number of Common Shares Outstanding:
Basic	8,264,416	5,316,667
Diluted	8,264,416	5,316,667

Unaudited Pro Forma Financial Information:

(Loss) Income Before Income Taxes	$(1,458,169)	$119,012

Pro forma provision for income taxes	-	(32,847)

Pro Forma Net (Loss) Income	$(1,458,169)	$86,165

Pro Forma Net (Loss) Income Per Share:
Basic	$(0.18)	$0.02
Diluted	$(0.18)	$0.02

Weighted Average Number of Common Shares Outstanding:
Basic	8,264,416	5,316,667
Diluted	8,264,416	5,316,667

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance - January 1, 2018	5,316,667	$532	$(532)	$85,865	$85,865

Dividend to stockholders	-	-	-	(20,000)	(20,000)

Net income	-	-	-	119,012	119,012

Balance - December 31, 2018	5,316,667	$532	$(532)	$184,877	$184,877

Dividend to stockholders	-	-	-	(200,000)	(200,000)

Equity of Odyssey Semiconductor Technologies, Inc. at the time of the reverse recapitalization	3,566,667	357	2,126	-	2,483

Issuance of common stock for cash, net of issuance costs [1]	1,926,327	192	2,429,282	-	2,429,474

Stock-based compensation:
Common stock	350,000	35	524,965	-	525,000

Stock options	-	-	62,099	-	62,099

Net loss	-	-	-	(1,458,169)	(1,458,169)

Balance - December 31, 2019	11,159,661	$1,116	$3,017,940	$(1,473,292)	$1,545,764

[1]	Includes gross proceeds of $2,889,485, less cash issuance costs of $460,011 and placement agent warrants with an issuance date fair value of $148,202 that were classified within stockholders’ equity.

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(1,458,169)	$119,012
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	580,178	-
Depreciation and amortization	5,341	3,400
Changes in operating assets and liabilities:
Contract assets	(214,882)	(228,475)
Accounts receivable	690	(2,170)
Prepaid expenses and other current assets	(145,026)	(2,039)
Deferred expenses	(104,627)	-
Accounts payable and accrued expenses	(37,052)	163,439
Deferred revenue	312,378	-

Total Adjustments	397,000	(65,845)

Net Cash (Used In) Provided By Operating Activities	(1,061,169)	53,167

Cash Flows From Investing Activities:
Purchases of property and equipment	(367,005)	(25,000)
Proceeds from sale of property and equipment	-	9,250
Cash acquired in reverse capitalization	2,483	-

Net Cash Used In Investing Activities	(364,522)	(15,750)

Cash Flows From Financing Activities:
Proceeds from sale of common stock [1]	2,445,603	-
Payment of offering costs	(16,129)	-
Payment of deferred offering costs	(30,512)	-
Dividend to stockholders	(200,000)	(20,000)

Net Cash Provided By (Used In) Financing Activities	2,198,962	(20,000)

Net Increase In Cash and Restricted Cash	773,271	17,417

Cash and Restricted Cash - Beginning Of Year	25,011	7,594

Cash and Restricted Cash - End Of Year	$798,282	$25,011

Cash and Restricted Cash Consisted of the Following:
Cash	$697,141	$25,011
Restricted cash	101,141	-
	$798,282	$25,011

[1]	Includes gross proceeds of $2,889,485, less withheld issuance costs of $443,882.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of warrants to placement agent	$148,202	$-
Property and equipment purchased on account	$-	$75,000
Accrual of deferred offering costs	$53,471	$-

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 1 - Business Organization, Nature of Operations, Risks and Uncertainties, and Reverse Recapitalization

Organization and Operations

Odyssey Semiconductor Technologies, Inc. (“Odyssey Technologies”) was incorporated on April 12, 2019 under the laws of the State of Delaware. Odyssey Technologies, through its wholly-owned subsidiary, Odyssey Semiconductor, Inc. (“Odyssey Semiconductor”) and Odyssey Semiconductor’s wholly owned subsidiary, JR2J, LLC (“JR2J”) (collectively, the “Company”), is a semiconductor device company developing high-voltage power switching components and systems based on proprietary Gallium Nitride (“GaN”) processing technology.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is closely monitoring the outbreak of COVID-19 and its impact on the Company’s operations, financial position, cash flows, supply chains, customer purchasing trends, customer payments, and the industry in general in addition to the impact on the Company’s employees. The Company has concluded that while it is reasonably possible that the virus could have a negative impact on the results of operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if the pandemic continues to cause significant negative impacts to economic conditions, the Company’s results of operations, financial condition and liquidity could be adversely impacted.

Reverse Recapitalization and Common Control Merger

On June 17, 2019, Odyssey Semiconductor entered into a contribution agreement with 100% of the members of JR2J (“Contribution Agreement”). Pursuant to the Contribution Agreement, the members of JR2J agreed to transfer 100% of their membership interests in JR2J to the Odyssey Semiconductor in exchange for the issuance of an aggregate of 5,316,667 shares of common stock of Odyssey Semiconductor (the “Contribution”). In connection with the Contribution Agreement, JR2J became a wholly-owned subsidiary of Odyssey Semiconductor. Odyssey Semiconductor and JR2J were determined to be entities held under common control through identical common ownership. Accordingly, the effect of the merger was retrospectively applied to all financial statement periods presented herein and the historical financial statements of Odyssey Semiconductor and JR2J are combined.

On June 21, 2019, Odyssey Technologies entered into a share exchange agreement (the “Share Exchange Agreement”) with Odyssey Semiconductor and 100% of the stockholders of Odyssey Semiconductor (the “Semiconductor Stockholders”). On June 21, 2019 (the “Closing Date”), the Company closed the transaction contemplated by the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Semiconductor Stockholders agreed to transfer an aggregate of 5,666,667 shares of common stock of Odyssey Semiconductor to Odyssey Technologies in exchange for Odyssey Technologies’ issuance of an aggregate of 5,666,667 shares of its common stock to the Semiconductor Stockholders (the “Share Exchange”). On the Closing Date, Odyssey Semiconductor became a wholly-owned subsidiary of Odyssey Technologies, the Semiconductor Stockholders beneficially owned approximately 61.37% of Odyssey Technologies’ common stock on a fully-diluted basis, Odyssey Technologies began operating Odyssey Semiconductor’s business of developing high-voltage power switching components and systems, and all directors and officers of Odyssey Technologies resigned and were replaced by the directors and officers of Odyssey Semiconductor.

The closing of the Share Exchange was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805-40. The consolidated statements of operations herein reflect the historical results of Odyssey Semiconductor prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for Odyssey Technologies prior to the completion of the reverse recapitalization. Odyssey Technologies’ assets and liabilities will be consolidated with the assets and liabilities of Odyssey Semiconductor as of the Closing Date. Odyssey Semiconductor’s retained earnings are being carried forward as the Company’s retained earnings.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies

Liquidity and Financial Condition

As of December 31, 2019, the Company had a cash balance, working capital and accumulated deficit of $697,141, $970,795 and $1,473,292, respectively. During the years ended December 31, 2019 and 2018, the Company generated net (loss) income of $(1,458,169) and $119,012, respectively. Subsequent to December 31, 2019, the Company received aggregate loan proceeds of approximately $271,000. See Note 12 – Subsequent Events for details.

The Company believes its current cash on hand is sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance of these financial statements. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately, the Company could be forced to discontinue its operations and liquidate.

Unaudited Pro Forma Financial Information

The unaudited pro forma information gives effect to the Company’s conversion from a tax exempt entity into a tax paying entity. The Company has estimated its pro forma income tax provision using a combined federal and state (New York) effective tax rate of 27.6% for the years ended December 31, 2019 and 2018. No tax benefit was recorded for pro forma purposes for the year ended December 31, 2019, as it was deemed that the recovery of a pro forma deferred tax asset would not meet the “more likely than not” threshold. Therefore, a full pro forma valuation reserve would be established, such that no pro forma tax benefit would be recorded.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, fair value calculations for equity securities, stock-based compensation, the collectability of receivables, the recoverability and useful lives of long-lived assets, and the valuation allowance related to the Company’s deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2019, and 2018, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of December 31, 2019 and 2018, the Company had $346,746 and $0, respectively, on deposit in excess of FDIC insurance limits.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 10 – Commitments and Contingencies - Operating Lease for additional details.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies – Continued

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2019 and 2018, there were no allowances for uncollectable amounts determined to be necessary. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives, once the asset is placed in service. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining term of their respective lease. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

The estimated useful lives of property and equipment are as follows:

Useful Lives
Asset	(In Years)

Computer and office equipment	5
Lab equipment	5
Leasehold improvements	7
Machinery	10

Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a debt or equity financing, are capitalized as non-current assets on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies – Continued

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of the FASB ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, restricted cash, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments.

Fair Value of Stock Options and Warrants

The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. Option forfeitures are accounted for at the time of occurrence. The expected term used is the estimated period of time that warrants or options are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee options. For investor warrants and non-employee options, the expected term used is the contractual life of the instrument being valued. The Company does not yet have a trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued.

Income Taxes

In light of the transactions described in Note 1, Business Organization, Nature of Operations and Reverse Recapitalization, the operations of the Company became subject to United States Federal and New York State income taxes on June 21, 2019.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies – Continued

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company recognizes revenue primarily from the following different types of contracts:

●	Contract fabrication – The Company designs, develops, manufactures, tests and integrates complex equipment and provides engineering and technical services according to customer specifications. These contracts are often priced on a time and material type basis. Revenues on time and material type contracts are generally recognized in each period based on the amount billable to the customer which is based on direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.
●	Production – The Company manufactures semiconductors requested by the customer. Revenue is recognized at the point the customer obtains controls of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.
●	Research and development - The Company engages in government research and development contracts whereby the Company gets reimbursed for pre-approved research and development initiatives. The Company recognizes revenue upon incurring qualifying, reimbursable expenses.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue and deferred expenses until the performance obligations are satisfied. Contract assets are comprised of unbilled contract receivables related to revenues earned but not yet invoiced to customers.

During the years ended December 31, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the years ended December 31, 2019 and 2018, the Company recognized $557,920 and $229,025, respectively, of grant revenue in its consolidated statements of operations.

Stock-Based Compensation

The Company adopted Accounting Standards Update (“ASU”) 2018-07, “Compensation — Stock Compensation (Topic 718)” effective January 1, 2019. As of such date, the Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies – Continued

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following shares were excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2019	2018
Warrants	155,966	-
Options	590,000	-
Total potentially dilutive shares	745,966	-

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or income per share.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. See ASU 2019-10 below, which defers the effective date for ASC 842. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU. The Company is currently evaluating these ASUs and their impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-08, “Not-For-Profit Entities – Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made” (“ASU 2018-08”). ASU 2018-08 is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. The amendments should be applied on a modified prospective basis. The modified prospective adoption is applied to agreements that are not completed as of the effective date, or entered into after the effective date. Retrospective application is permitted. The amendments are effective for transactions in which the Company serves as the resource recipient for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The adoption of this ASU on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 - Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Standards – Continued

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASU 2019-10”). ASU 2019-10 (i) provides a framework to stagger effective dates for future major accounting standards and (ii) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC): (a) Derivatives and Hedging (ASC 815) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (b) Leases (ASC 842) - now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (c) Financial Instruments — Credit Losses (ASC 326) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; and (d) Intangibles — Goodwill and Other (ASC 350) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating ASU 2019-10 and its impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating ASU 2019-11 and its impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating ASU 2019-12 and its impact on its consolidated financial statements.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31
	2019	2018
Insurance	$100,061	$-
Rent	908	-
Deposit	20,958	-
Legal and professional fees	17,500	-
Other	7,638	2,039
Total prepaid expenses and other current assets	$147,065	$2,039

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 4 – Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of December 31, 2019 and 2018, deferred expenses were $111,548 and $0, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018
Computer and office equipment	$2,807	$1,393
Lab equipment	15,606	15,606
Leasehold improvements	140,056	-
Machinery	241,285	65,750
	399,754	82,749
Less: accumulated depreciation	(9,909)	(4,568)
Property and equipment, net	$389,845	$78,181

Depreciation and amortization expense related to property and equipment was $5,341 and $3,400 for the years ended December 31, 2019 and 2018, respectively, which was recorded within cost of sales in the accompanying consolidated statements of operations. During the year ended December 31, 2018, the Company sold property and equipment with a net book value of $9,250 for proceeds of $9,250.

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2019	2018
Facility fees	$-	$88,108
Accounts payable	90,720	-
Contractor fees	-	108,835
Accrued professional fees	9,848	-
Accrued payroll	41,267	-
Accrued other	4,429	-
Credit card	56,759	4,643
Accrued insurance fees	14,982	-
Accrued purchases of property and equipment	-	50,000
Total accounts payable and accrued expenses	$218,005	$251,586

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 – Income Taxes

As described in Note 2, Summary of Significant Accounting Policies - Income Taxes, the operations of the Company became subject to United States Federal and New York State income taxes on June 21, 2019.

The provision for income taxes for the taxable period ended December 31, 2019 consists of the following provisions/(benefits):

Deferred tax benefit:
Federal	$(161,805)
State	(50,765)
Total deferred tax benefit	(212,570)
Change in valuation allowance	212,570
Provision for income taxes	$-

The provision for income taxes for the taxable period ended December 31, 2019 differs from the statutory federal income tax rate as follows:

Tax benefit at the federal statutory rate	21.0%
State tax, net of federal benefit	6.6%
Permanent differences	(0.6%)
Change in valuation allowance	(27.0%)
Effective income tax rate	0.0%

Deferred tax assets as of December 31, 2019 consist of the following:

Net operating loss carryforwards	$200,017
Stock-based compensation expense	12,553
Deferred tax assets	212,570
Valuation allowance	(212,570)
Deferred tax assets, net	$-

At December 31, 2019, the Company had approximately $725,000 of net operating loss (“NOL”) carryforwards that may be available to offset future Federal taxable income indefinitely and New York State taxable income through 2039. The utilization of NOL carryforwards to offset future taxable income may be subject to annual limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes. The Company has not, as of the date the financial statements were issued, completed a study to determine if any such ownership changes have occurred that could limit its ability to use the net operating loss carryforwards.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such a review as of December 31, 2019, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of that date. Thus, the Company established a valuation reserve of $212,570 in connection with the tax provision during the year ended December 31, 2019.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. No tax audits were commenced or were in process for the taxable period ended December 31, 2019 as the Company has not yet filed income tax returns for that period. When such returns are filed, they will be subject to examination. No tax related interest or penalties were incurred during the year ended December 31, 2019.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Related Party Transactions

Common Stock

On June 18, 2019, the Company issued 350,000 shares of immediately vested common stock for cash proceeds of $350 in connection with services provided to the Company. The shares were issued to an immediate family member of one of the Company’s members of management who is also a principal owner. The shares had an issuance date fair value of $1.50 per share, or $525,000 in total. As a result, the Company recognized stock-based compensation expense of $524,650 on the date of issuance, which is reflected within selling, general, and administrative expense on the consolidated statement of operations.

Note 9 – Stockholders’ Equity

Reverse Recapitalization

See Note 1 - Business Organization, Nature of Operations and Reverse Recapitalization - Reverse Recapitalization and Common Control Merger for additional details.

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share.

Equity Compensation Plan

On June 18, 2019, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2019 Equity Compensation Plan (the “2019 Plan”). Under the 2019 Plan, 1,326,000 shares of common stock of the Company are authorized for issuance. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. The 2019 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant, or 110% of fair value in the case of incentive options granted to a ten-percent stockholder. As of December 31, 2019, there were 736,000 shares available for issuance under the 2019 Plan. See Note 12 – Subsequent Events for additional details.

Common Stock

See Note 8 - Related Party Transactions for additional details.

On June 21 and August 5, 2019, the Company sold an aggregate of 1,776,346 shares of common stock at $1.50 per share to accredited investors for aggregate gross and net cash proceeds of $2,664,513 and $2,204,502, respectively, which included issuance costs of $460,011 consisting of legal and professional fees, which were charged to additional paid-in capital upon issuance of the common stock. In addition, the Company issued to the Company’s placement agent immediately vested five-year warrants to purchase an aggregate of 155,966 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were determined to be classified within stockholders’ equity and had an issuance date fair value of $148,202. As a result, the Company recognized the warrants by recording a debit and credit to additional paid-in capital.

On September 24, 2019, the Company sold an aggregate of 149,981 shares of common stock at $1.50 per share to accredited investors for aggregate cash proceeds of $224,972.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 9 – Stockholders’ Equity – Continued

Options

On September 25, 2019, the Company granted ten-year options to purchase an aggregate of 325,000 shares of common stock at an exercise price of $1.50 per share to non-employee directors and consultants of the Company. Such options vest one-half on each of the two annual anniversaries of the date of grant. The options had a grant date fair value of an aggregate of $324,779 which the Company expects to recognize ratably over the vesting period.

On November 5, 2019, the Company granted a ten-year option to purchase 25,000 shares of common stock at an exercise price of $1.50 per share to a consultant. Such options vest one-half on each of the two annual anniversaries of the date of grant. The option had a grant date fair value of $24,802 which the Company expects to recognize ratably over the vesting period.

On November 5, 2019, the Company granted five-year options to purchase an aggregate of 240,000 shares of common stock at an exercise price of $1.50 per share to employees. Such options vest ratably over three years on each annual anniversary of the date of grant. The options had a grant date fair value of an aggregate of $199,160 which the Company expects to recognize ratably over the vesting period.

During the year ended December 31, 2019, the Company granted options with a weighted average grant date fair value of $0.93 per share. The Company did not grant stock options during the year ended December 31, 2018.

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense related to stock options of $62,098 ($46,563 of which was included within general and administrative expenses, $8,614 of which was included within cost of revenues on the consolidated statements of operations and $6,921 of which was included within deferred expenses as of December 31, 2019 on the consolidated balance sheet) and $0, respectively. As of December 31, 2019, there was unamortized stock-based compensation of approximately $487,000 which the Company expects to recognize over 2.2 years.

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the year ended December 31, 2019:

Risk-free interest rate	1.60% to 1.72%
Expected term	3.50 to 5.75 years
Expected volatility	77% to 79%
Expected dividends	0.00%

As of December 31, 2019, the Company had outstanding and exercisable options of 590,000 and 0, respectively. The outstanding options had a weighted average exercise price, remaining contractual term and intrinsic value of $1.50, 7.8 years and $0, respectively.

Note 10 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2019 and 2018, the Company had no liabilities recorded for loss contingencies.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 - Commitments and Contingencies – Continued

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the consolidated balance sheet as of December 31, 2019. The minimum lease payments for the years ending December 31 are as follows: $200,004 in each of 2021 to 2024 and $183,337 thereafter.

Rent expense was $72,788 and $9,876 during the years ended December 31, 2019 and 2018, respectively.

Note 11 - Concentrations

During the year ended December 31, 2019, revenues generated from Entities D and F represented approximately 78% and 22%, respectively, of the Company’s total revenue. During the year ended December 31, 2018, revenues generated from Entities A and D represented approximately 59% and 39% of the Company’s total revenue, respectively. Entities A and E represented 90% and 10% of accounts receivable, respectively, as of December 31, 2019. Entity D represented 100% of contract assets as of December 31, 2019. Entity B represented 100% of accounts receivable as of December 31, 2018. Entities A and D represented approximately 40% and 60% of contract assets, respectively, as of December 31, 2018.

Note 12 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed below.

Equity Compensation Plan

On May 26, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to (i) increase the number of shares of common stock authorized for issuance under the 2019 Plan by 1,174,000 shares, such that a total of 2,500,000 shares of common stock are now authorized for issuance under the 2019 Plan; (ii) increase the maximum aggregate number of shares, options and/or other awards that may be granted to any one person during any calendar year from 500,000 to 1,300,000; and (iii) clarify the availability of cashless exercise as a form of consideration.

Stock Options

On March 11, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan.

Paycheck Protection Program Loan

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The loan forgiveness amount will be reduced for any EIDL advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

Economic Injury Disaster Loan Advance

On May 1, 2020, the Company received an advance in the amount of $10,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above.

Tomkins County Area Development Loan

 On May 27, 2020, the Company received loan proceeds in the amount of $50,000 from the Tomkins County Area Development (“TCAD”) Emergency Relief Loan Fund. The loan matures after four years and bears interest in the amount of 2.5% per annum, with one year of no interest or principal payments, followed by three years of monthly payments of principal and interest in the amount of $1,443 per month. The loan is collateralized against certain assets of the Company.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Odyssey Semiconductor Technologies, Inc. Amended and Restated 2019 Equity Compensation Plan
10.2	Form of Odyssey Semiconductor Technologies, Inc. Option Agreement pursuant to Amended and Restated 2019 Equity Compensation Plan
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Ithaca of the State of New York, on May 29, 2020.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Alex Behfar
Alex Behfar
Executive Chairman and Acting Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Behfar as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature	Title	Date
/s/ Alex Behfar	Executive Chairman, Acting Chief Executive Officer, and Director	May 29, 2020
Alex Behfar	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Richard J. Brown	Director	May 29, 2020
Richard J. Brown

/s/ Richard Ogawa	Director	May 29, 2020
Richard Ogawa

/s/ Michael Thompson	Director	May 29, 2020
Michael Thompson

3