Form 10-Q
period 2020-03-31
Odyssey Semiconductor Technologies, Inc.
filed 2020-06-26
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No ☒

As of June 26, 2020, there were 11,159,661 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees responsible for financials, external accounting advisors, and external auditors have been asked to work remotely. As a result, communication among those responsible internally and externally for preparing the Company’s financial statements have been suboptimal, resulting in delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on May 15, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Quarterly Report on Form 10-Q relying on the exemptions provided by an order issued by the Securities and Exchange Commission on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465, the “SEC Order”). This Form 10-Q is being filed in reliance on the SEC Order.

2

Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December
	2020	31, 2019
Assets
Current Assets:
Cash	$250,669	$697,141
Contract assets	201,184	543,944
Accounts receivable	221,366	1,480
Deferred expenses	166,033	111,548
Prepaid expenses and other current assets	137,209	147,065
Total Current Assets	976,461	1,501,178
Restricted cash	101,141	101,141
Deferred offering costs	104,724	83,983
Property and equipment, net	599,725	389,845
Total Assets	$1,782,051	$2,076,147
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$350,524	$218,005
Deferred revenue	324,378	312,378
Total Current Liabilities	674,902	530,383
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none outstanding At March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 11,159,661
shares issued and outstanding as of March 31, 2020 and December 31, 2019	1,116	1,116
Additional paid-in capital	3,081,820	3,017,940
Accumulated deficit	(1,975,787)	(1,473,292)
Total Stockholders' Equity	1,107,149	1,545,764
Total Liabilities and Stockholders' Equity	$1,782,051	$2,076,147

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For The Quarter Ended
	March 31,
	2020	2019
Revenues	$205,811	$56,880
Cost of Revenues	212,832	36,592
Gross (Loss) Profit	(7,021)	20,288
Operating Expenses:
Research and development	182,424	7,421
Selling, general, and administrative	313,036	2,655
Total Operating Expenses	495,460	10,076
(Loss) Income From Operations	(502,481)	10,212
Other Income:
Interest income (expense), net	(14)	5
Net (Loss) Income	$(502,495)	$10,217
Net (Loss) Income Per Share:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00
Weighted average number of shares of Common Stock :
Basic	11,159,661	5,316,667
Diluted	11,159,661	5,316,667
Unaudited Pro Forma Financial Information:
(Loss) Income Before Income Taxes	$(502,495)	$10,217
Pro forma provision for income taxes	—	(2,820)
Pro Forma Net (Loss) Income	$(502,495)	$7,397
Pro Forma Net (Loss) Income Per Share:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00
Weighted average number of shares of Common Stock:
Basic	11,159,661	5,316,667
Diluted	11,159,661	5,316,667

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2019	11,159,661	$1,116	$3,017,940	$(1,473,292)	$1,545,764

Stock-based compensation		—	63,880	—	63,880

Net loss - quarter ended March 31, 2020	—	—	—	(502,495)	(502,495)

Balance - March 31, 2020	11,159,661	$1,116	$3,081,820	$(1,975,787)	$1,107,149

	Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Earnings	Earnings	Equity
Balance - December 31, 2018	5,316,667	$532	$(532)	$184,877	$184,877

Net income - quarter ended March 31, 2019	—	—	—	10,217	10,217

Balance - March 31, 2019	5,316,667	$532	$(532)	$195,094	$195,094

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Quarters Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(502,495)	$10,217
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation	63,880	—
Depreciation and amortization	13,273	839
Changes in operating assets and liabilities:
Contract assets	342,760	61,140
Accounts receivable	(219,886)	(44,330)
Prepaid expenses and other current assets	9,857	—
Deferred expenses	(54,485)	—
Accounts payable and accrued expenses	132,519	(33,348)
Deferred revenue	12,000	—
Total Adjustments	299,918	(15,699)
Net Cash Used In Operating Activities	(202,577)	(5,482)
Cash Flows From Investing Activities:
Purchases of property and equipment	(223,153)	—
Cash Flows From Financing Activities:
Payment of deferred offering costs	(20,743)	—
Net Decrease In Cash and Restricted Cash	(446,473)	(5,482)
Cash and Restricted Cash - Beginning Of Period	798,283	25,011
Cash and Restricted Cash - End Of Period	$351,810	$19,529
Cash and Restricted Cash Consisted of the Following:
Cash	$250,669	$19,529
Restricted cash	101,141	—
	$351,810	$19,529
Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter ended for:
Income taxes	$—	$3,000

See notes to these consolidated financial statements.

Note 1 - Business Organization, Reverse Recapitalization and Liquidity

Organization and Operations

Odyssey Semiconductor Technologies, Inc. ("Odyssey Technologies") was incorporated on April 12, 2019 under the laws of the State of Delaware. Odyssey Technologies, through its wholly-owned subsidiary, Odyssey Semiconductor, Inc. (“Odyssey Semiconductor”) and Odyssey Semiconductor’s wholly owned subsidiary, JR2J, LLC (“JR2J”) (collectively, the “Company”), is a semiconductor device company developing high-voltage power switching components and systems based on proprietary Gallium Nitride (“GaN”) processing technology.

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

The closing of the Share Exchange was accounted for as a reverse recapitalization under the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805-40. The condensed consolidated statements of operations herein reflect the historical results of Odyssey Semiconductor prior to the completion of the reverse recapitalization since it was determined to be the accounting acquirer, and do not include the historical results of operations for Odyssey Technologies prior to the completion of the reverse recapitalization. Odyssey Technologies’ assets and liabilities are consolidated with the assets and liabilities of Odyssey Semiconductor as of the Closing Date. Odyssey Semiconductor’s retained earnings are being carried forward as the Company’s retained earnings.

COVID-19

The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, the consequential potential of staff shortages, and project development delays, all of which are highly uncertain and cannot be predicted. If demand for the Company's services or the Company’s ability to service customers are impacted for an extended period, especially as it relates to major customers, our financial condition and results of operations may be materially adversely affected.

Liquidity and Financial Condition

As of March 31, 2020, the Company had a cash balance, working capital and accumulated deficit of approximately $250,000, $300,000 and $2,000,000, respectively. During the quarter ended March 31, 2020, the Company generated net loss of approximately $500,000. Subsequent to March 31, 2020, the Company received loan proceeds under government programs of approximately $271,000. See Note 10 – Subsequent Events for details.

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

Note 2 - Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies included in the consolidated financial statements as of December 31, 2019 and for the year then ended, which were previously filed, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2019 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 7 – Commitments and Contingencies - Operating Lease for additional details.

Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a debt or equity financing, are capitalized as non-current assets on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred offering costs would be charged to general and administrative expense in the condensed consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

A majority of the Company’s revenues are generated from contracts with customers that require it to design, develop, manufacture, test and integrate complex equipment and to provide engineering and technical services according to customer specifications. These contracts are often priced on a time and material type basis. Revenues on time and material type contracts are generally recognized in each period based on the amount billable to the customer which is based on direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Contract assets are comprised of unbilled contract receivables related to revenues earned but not yet invoiced to customers.

During the three months ended March 31, 2020 and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the three months ended March 31, 2020 and 2019, the Company recognized approximately $201,000 and $57,000, respectively, of grant revenue.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of March 31, 2020 and December 31, 2019, deferred expenses were $166,000 and $112,000, respectively.

Stock-Based Compensation

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

Net (Loss) Income per share of Common Stock

Basic net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of vested shares of common stock outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of March 31,
	2020	2019
Warrants	155,966	0
Options	965,000	0
Total	1,120,966	0

Income Taxes

As described in Note 1 - Business Organization, Nature of Operations and Reverse Recapitalization, beginning in June 2019, the operations of the Company are subject to federal and state income taxes.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company has recorded a full valuation allowance against its deferred tax assets for all periods, due to the uncertainty of future utilization.

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2020 and December 31, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma information gives effect to the Company’s conversion from a tax exempt entity into a tax paying entity beginning in June 2019. During the three months ended March 31, 2019, the Company has estimated its pro forma income tax provision using a combined federal and state (New York) effective tax rate of 27.6%. No tax benefit was recorded for pro forma purposes for the three months ended March 31, 2019, as it was deemed that the recovery of a pro forma deferred tax asset would not meet the “more likely than not” threshold. Therefore, a full pro forma valuation reserve would be established, such that no pro forma tax benefit would be recorded. Pro forma information is therefore unchanged from the actual results for the quarter ended March 31, 2019. There is no pro forma impact for the quarter ended March 31, 2020, since the entity reflects its tax provision as a tax paying entity for such period.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU. The Company is currently evaluating these ASUs and their impact on its consolidated financial statements.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019

Insurance	$65,360	$100,061
Rent	—	908
Professional fees	10,000	17,500
Deposit	20,958	20,958
Other	40,891	7,638
Total	$137,209	$147,065

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019

Accounts payable	$238,366	$90,720
Accrued payroll and professional fees	44,374	51,115
Credit cards payable	43,723	56,759
Insurance	7,491	14,982
Other	16,570	4,429
Total	$350,524	$218,005

Note 5 – Related Party Transactions

Common Stock

On June 18, 2019, the Company issued 350,000 shares of immediately vested common stock for cash proceeds of $350 in connection with services provided to the Company. The shares were issued to an immediate family member of one of the Company’s members of management who is also a principal owner. The shares had an issuance date fair value of $1.50 per share, or $525,000 in total. As a result, the Company recognized stock-based compensation expense of $524,650 on the date of issuance.

Note 6 – Stockholders’ Equity

Reverse Recapitalization

See Note 1 - Business Organization, Nature of Operations and Reverse Recapitalization - Reverse Recapitalization and Common Control Merger for additional details.

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through March 31, 2020.

Common Stock Transactions

See Note 5 - Related Party Transactions for additional details.

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

Note 7 – Equity Compensation Plan

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

On September 25, 2019 and November 5, 2019, the Company granted ten-year options to purchase an aggregate of 350,000 shares of common stock at an exercise price of $1.50 per share to non-employee directors and consultants of the Company. Such options vest one-half on each of the two annual anniversaries of the date of grant.

On November 5, 2019, the Company granted five-year options to purchase an aggregate of 240,000 shares of common stock at an exercise price of $1.50 per share to employees. Such options vest ratably over three years on each annual anniversary of the date of grant.

On March 11, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance based options were not established as of March 31, 2020, and therefore are not considered granted.

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2020	590,000	$1.50	7.8
Options granted	375,000	1.50	9.9
Options exercised	—	—	—
Options converted		—	—
Options forfeited or expired	—	—	—
Balance, March 31, 2020	965,000	$1.50	8.9
Vested shares at March, 31, 2020	0	n/a	n/a

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions for 2020 issuances:

Risk-free interest rate	0.82%
Expected term	10 years
Expected volatility	78%
Expected dividends	0.00%
Grant date fair value of common stock	$1.50/share

During the quarter ended March 31, 2020, the Company granted options with a weighted average grant date fair value of $1.20 per share. The Company did not grant stock options during the quarter ended March 31, 2019.

During the quarter ended March 31, 2020, the Company recognized stock-based compensation expense related to stock options of $63,880 ($31,940 of which was included within general and administrative expenses, $26,830 of which was included in research and development expenses and $5,110 of which was included within cost of revenues on the consolidated statements of operations). As of March 31, 2020, there was unamortized stock-based compensation of approximately $900,000 which the Company expects to recognize over 1.9 years. There was no stock based compensation expense recorded during the quarter ended March 31, 2019.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company's combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2020 and December 31, 2019, the Company had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. The minimum lease payments for the years ending December 31 are as follows: $200,004 in each of 2020 to 2023 and $400,008 thereafter.

Note 9 – Concentrations

During the three months ended March 31, 2020, substantially all revenues were generated from one entity (“Entity A”) pursuant to our contract with such entity. 100% of contract assets as of March 31, 2020 also related to Entity A. Deferred costs and deferred revenues at March 31, 2020 relate to two different entities, each of which is individually significant. Entity A represented substantially all of accounts receivable as of March 31, 2020.

During the three months ended March 31, 2019, revenues were generated from Entity A pursuant to our contract with such entity.

Note 10 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

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

Paycheck Protection Program Loan

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of such qualifying business. The loans and accrued interest are forgivable after certain time periods further defined in the CARES Act (the “Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

Economic Injury Disaster Loan Advance

On May 1, 2020, the Company received an advance in the amount of $10,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above.

Tomkins County Area Development Loan

 On May 27, 2020, the Company received loan proceeds in the amount of $50,000 from the Tomkins County Area Development (“TCAD”) Emergency Relief Loan Fund. The loan matures after four years and bears interest in the amount of 2.5% per annum, with one year of no interest or principal payments, followed by three years of monthly payments of principal and interest in the amount of $1,443 per month. The loan is collateralized by certain assets of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this report, as well as our Special Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 29, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law. Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated. When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to Odyssey Semiconductor Technologies, Inc., a Delaware corporation, collectively with its wholly-owned subsidiary, Odyssey Semiconductor, Inc, a Delaware corporation.

OVERVIEW

Odyssey Semiconductor Technologies, Inc. (the “Company”) was formed as a Delaware corporation on April 12, 2019. The Company acquired its wholly-owned subsidiary, Odyssey Semiconductor, Inc., a Delaware corporation (“Odyssey Semiconductor”), on June 21, 2019. Odyssey Semiconductor commenced business operations on June 17, 2019 when it acquired its wholly-owned subsidiary, JR2J LLC (“JR2J”), from its founders, Richard Brown and James Shealy, in exchange for shares of Odyssey Semiconductor. The Company mainly operates its business through Odyssey Semiconductor and does not plan to operate JR2J after it completes certain work that JR2J had contracted in the past.

We are a semiconductor device company developing revolutionary high-voltage power switching components and systems based on proprietary Gallium Nitride (GaN) processing technology. The premium power switching device market, which is described as applications where silicon-based (Si) systems perform insufficiently, is projected to reach over $3.5 billion by 2025 and is currently dominated by the semiconductor material silicon carbide (SiC). GaN-based systems outperform Si and SiC based systems in every way due to the superior material properties of GaN. However, GaN devices have, to-date, proven difficult to process using standard semiconductor processing methods that are used to create Si and SiC based devices. We have developed a novel processing modification that allows GaN to be processed in a manner that for the first time, makes high voltage GaN power switching devices viably manufacturable. Our mission is to disrupt the rapidly growing premium power switching device market using our newly developed GaN high voltage power transistor for switching applications.

RECENT DEVELOPMENTS

Reverse Recapitalization

On June 21, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Odyssey Semiconductor and 100% of the stockholders of Odyssey Semiconductor (the “Semiconductor Stockholders”), pursuant to which the Semiconductor Stockholders agreed to transfer an aggregate of 5,666,667 shares of common stock of Odyssey Semiconductor to the Company in exchange for the Company’s issuance of an aggregate of 5,666,667 shares of the Company’s Common Stock to the Semiconductor Stockholders (the “Share Exchange”). As of June 21, 2019, Odyssey Semiconductor became a wholly-owned subsidiary of the Company, the Semiconductor Stockholders beneficially owned approximately 61.37% of the Company’s Common Stock on a fully-diluted basis, the Company began operating Odyssey Semiconductor’s business of developing high-voltage power switching components and systems, all then directors and officers of the Company resigned and were replaced by the directors and officers of Odyssey Semiconductor.

2019 Private Placements

On June 21 and August 5, 2019, the Company sold an aggregate of 1,776,346 shares of Common Stock at $1.50 per share to accredited investors for aggregate gross and net cash proceeds of $2,664,513 and $2,204,502, respectively. In addition, the Company issued to the Company’s placement agent immediately vested five-year warrants to purchase an aggregate of 155,966 shares of the Company’s Common Stock at an exercise price of $1.50 per share.

On September 24, 2019, the Company sold an aggregate of 149,981 shares of common stock at $1.50 per share to accredited investors for aggregate cash proceeds of $224,972.

Governmental Assistance

Paycheck Protection Program

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of such qualifying business. The loans and accrued interest are forgivable after certain time periods further defined in the CARES Act (“Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

Consulting Service

On October 18, 2019, the Company entered into an exclusive two-year consulting agreement with Akash Systems, Inc. (“Akash”), pursuant to which the Company agreed to provide certain consulting services to Akash in connection with process development and fabrication of GaN-on-Diamond high-electron-mobility transistors and monolithic microwave integrated circuits. Pursuant to the agreement, Akash guarantees to purchase at least one wafer per month from the Company for a total of 24 wafers during the term of the agreement, at a price of $85,000 per wafer.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenues

Our revenues are derived from contracts with customers that require us to design, develop, manufacture, test and integrate complex equipment and to provide engineering and technical services according to customer specifications. These contracts are often priced on a time and material type basis. Revenues on time and material type contracts are generally recognized in each period based on the amount billable to the customer which is based on direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs. We bill customers based upon contractual terms, and accordingly, we have deferred revenues and contract assets depending upon whether we can bill in advance of earnings or in arrears, respectively.

Cost of Revenues

Cost of revenues consist of material, labor, a portion of occupancy expenses, and other expenses directly related to our revenue contracts.

Research and Development

Research and development includes expenses, primarily material, labor, a portion of occupancy expenses, and other expenses incurred in connection with the research and development of certain exploratory projects. Research and development expenses are expensed as they are incurred.

Selling, General, and Administrative

Selling, general, and administrative expenses consist of salaries, payroll taxes and other benefits, legal and professional fees, stock- based compensation, rent and office expenses, marketing and travel and other costs associated with our operation.

Other Income

Other income (expense) consists primarily of interest income on cash balances, and other miscellaneous items.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Quarter Ended
	March 31,		Change	Change %
	2020	2019

Revenues	$205,811	$56,880	$148,931	262%

Cost of Revenues	212,832	36,592	176,240	482%

Gross (Loss) Profit	(7,021)	20,288	(27,309)	-135%

Operating Expenses:
Research and development	182,424	7,421	175,003	2,358%
Selling, general, and administrative	313,036	2,655	310,381	11,690%

Total Operating Expenses	495,460	10,076	485,384	4,817%

(Loss) Income From Operations	(502,481)	10,212	(512,693)	-5,020%

Other Income:
Interest income (expense), net	(14)	5	(19)	-380%

Net (Loss) Income	$(502,495)	$10,217	$(512,712)	-5,018%

Revenues

Revenues for the three months ended March 31, 2020 and 2019 were approximately $206,000 and $57,000, respectively, which represented an increase of $149,000, or 262%. We have three principle clients as of March 31, 2020. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In both the three months ended March 31, 2020 and 2019, we recognized revenue under only one of these customer contracts.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 and 2019 were approximately $213,000 and $37,000, respectively, which represented an increase of $176,000, or 482%. The increase was attributable to increased labor costs associated with our revenue generating projects in the 2020 period. Lastly, there was an increase in facility and equipment usage fees during the 2020 period as compared to the 2019 period in order to support the same revenue generating projects and reflect the increased infrastructure built over the past few quarters.

Research and Development

Research and development expenses for the three months ended March 31, 2020 and 2019 were approximately $182,000 and $7,000, respectively, which represented an increase of $175,000, or 2,358%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation of approximately $130,000 as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the three months ended March 31, 2020 and 2019 were approximately $313,000 and $2,700, respectively, which represented an increase of $310,000, or 11,690%. The increase was primarily attributable to legal and professional fees of approximately $128,000 and non-cash stock-based compensation of $32,000, which were minimal and none in the corresponding 2019 periods. We increased our headcount in 2020, which led to an increase in general and administrative related payroll expenses of approximately $64,000. In 2019, we subcontracted all of our labor and did not have employees.

Other Income

Other income (expense) for the three months ended March 31, 2020 and 2019 was insignificant.

Net (Loss) Income

Net (loss) income for the three months ended March 31, 2020 and 2019 was approximately $(502,000) and $10,000, respectively, which represented a decrease of $(513,000), or 5,018%. The decrease was primarily attributable to the decrease in gross profit of approximately $27,000 and the increase in research and development and G&A expenses of approximately $485,000. This reflects the establishment of the fab  and increase of headcount from 2 to 12.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

March 31, 2020
Cash	$250,669
Working Capital	$301,559

As of March 31, 2020, we had cash and working capital of $250,669 and $301,559, respectively. We received approximately $270,000 in funding in the form of loans from several governmental support programs in May 2020 – see recent developments above. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the three months ended March 31, 2020 and 2019 was approximately $(203,000) and $(5,000), respectively. Net cash used in operating activities for the three months ended March 31, 2020 includes cash used to fund a net loss of approximately $500,000, reduced by $77,000 of non-cash expenses, partially offset by $222,000 of net cash provided by changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2019 included cash provided by net income of approximately $10,000 partially offset by $17,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was approximately $223,000 and $0, respectively. Net cash used in investing activities for the three months ended March 31, 2020 was primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash used in financing activities for the three months ended March 31, 2020 and 2019 was approximately $21,000 and $0, respectively. Net cash used in financing activities for the three months ended March 31, 2020 was primarily attributable to expenditures to professionals for financings in process.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are included in Note 2 of our financial statements included elsewhere in this registration statement.

RECENTLY ISSUED ACCOUNTING STANDARDS

Our recently issued accounting standards are included in Note 2 of our financial statements included elsewhere in this registration.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Acting Chief Executive Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of March 31, 2020 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Acting Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 certification of Chief Executive Officer and Principal Financial and Accounting Officer *
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 2020.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Alex Behfar
Alex Behfar
Executive Chairman and Acting Chief Executive Officer

