Form 10-Q
period 2020-06-30
Odyssey Semiconductor Technologies, Inc.
filed 2020-08-13
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 11,159,661 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current Assets:
Cash	$246,026	$697,141
Contract assets	113,598	543,944
Accounts receivable	139,260	1,480
Deferred expenses	256,882	111,548
Prepaid expenses and other current assets	78,877	147,065
Total Current Assets	834,643	1,501,178
Restricted cash	102,247	101,141
Deferred offering costs	124,723	83,983
Property and equipment, net	634,067	389,845
Total Assets	$1,695,680	$2,076,147
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$321,947	$218,005
Deferred revenue	374,377	312,378

Total Current Liabilities	696,324	530,383
Loans payable – long term	270,680	—
Total Liabilities	967,004	530,383
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none outstanding At June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 11,159,661 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1,116	1,116
Additional paid-in capital	3,198,433	3,017,940
Accumulated deficit	(2,470,873)	(1,473,292)
Total Stockholders’ Equity	728,676	1,545,764
Total Liabilities and Stockholders’ Equity	$1,695,680	$2,076,147

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Six Months Ended
	June 30,
	2020	2019
Revenues	$466,001	$231,605
Cost of Revenues	610,654	317,362
Gross (Loss) Profit	(144,653)	(85,757)
Operating Expenses:
Research and development	323,270	29,785
Selling, general, and administrative	530,553	567,354
Total Operating Expenses	853,823	597,139
Loss From Operations	(998,476)	(682,896)
Other Income:
Interest income (expense), net	895	46
Net Loss	$(997,581)	$(682,850)
Net Loss Per Share:
Basic	$(0.09)	$(0.12)
Diluted	$(0.09)	$(0.12)
Weighted average number of shares of Common Stock :
Basic	11,159,661	5,680,994
Diluted	11,159,661	5,680,994

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	June 30,
	2020	2019
Revenues	$260,189	$174,725
Cost of Revenues	397,822	280,770
Gross (Loss) Profit	(137,633)	(106,045)
Operating Expenses:
Research and development	140,846	22,364
Selling, general, and administrative	217,517	567,669
Total Operating Expenses	358,363	587,063
Loss From Operations	(495,996)	(693,108)
Other Income:
Interest income (expense), net	910	41
Net Loss	$(495,086)	$(693,067)
Net Loss Per Share:
Basic	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)
Weighted average number of shares of Common Stock :
Basic	11,159,661	6,045,320
Diluted	11,159,661	6,045,320

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2019	11,159,661	$1,116	$3,017,940	$(1,473,292)	$1,545,764

Stock-based compensation		—	63,880	—	63,880

Net loss - three months ended March 31, 2020	—	—	—	(502,495)	(502,495)

Balance - March 31, 2020	11,159,661	$1,116	$3,081,820	$(1,975,787)	$1,107,149

Stock-based compensation		—	116,613	—	116,613

Net loss - three months ended June 30, 2020	—	—	—	(495,086)	(495,086)

Balance - June 30, 2020	11,159,661	$1,116	$3,198,433	$(2,470,873)	$728,676

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Earnings	Earnings	Equity

Balance - December 31, 2018	5,316,667	$532	$(532)	$184,877	$184,877

Net income - three months ended March 31, 2019	—	—	—	10,217	10,217

Balance - March 31, 2019	5,316,667	$532	$(532)	$195,094	$195,094

Net income - three months ended June 30, 2019	—	—	—	(693,067)	(693,067)

Dividend to shareholder				(200,000)	(200,000)

Issuance of common stock, net of costs	1,668,012	166	2,068,401		2,068,567

Sale of common stock and related stock based compensation	350,000	35	524,965		525,000

Equity of Odyssey Semiconductor Inc. at the time of the reverse capitalization	3,566,667	357	2,216		2,483

Balance - June 30, 2019	10,901,346	$1,090	$2,594,960	$(697,973)	$1,898,077

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(997,581)	$(682,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	180,493	524,965
Depreciation and amortization	42,342	1,687
Changes in operating assets and liabilities:
Contract assets	430,346	277,505
Accounts receivable	(137,780)	(3,450)
Prepaid expenses and other current assets	68,188	2,039
Deferred expenses	(145,334)	—
Accounts payable and accrued expenses	103,940	2,811
Deferred revenue	62,000	—
Total Adjustments	604,195	805,557
Net Cash Provided by (Used In) Operating Activities	(393,386)	122,707
Cash Flows From Investing Activities:
Purchases of property and equipment	(286,561)	—
Cash received from reverse recapitalization		2,482
Net Cash Provided by (Used In) Investing Activities	(286,561)	2,482
Cash Flows From Financing Activities:
Payment of deferred offering costs	(40,742)	—
Proceeds from government loans	270,680	—
Proceeds from sale of common stock, net of costs	—	2,068,602
Dividends to stockholders	—	(200,000)
Net Cash Provided by Financing Activities	229,938	1,868,602

Net Increase (Decrease) In Cash and Restricted Cash	(450,009)	1,993,791
Cash and Restricted Cash - Beginning Of Period	798,282	25,011
Cash and Restricted Cash - End Of Period	$348,273	$2,018,802
Cash and Restricted Cash Consisted of the Following:
Cash	$246,026	$1,918,802
Restricted cash	102,247	100,000
	$348,273	$2,018,802
Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter ended for:
Income taxes	$—	$3,000

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

COVID-19

The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, the consequential potential of staff shortages, and project development delays, all of which are highly uncertain and cannot be predicted. If demand for the Company’s services or the Company’s ability to service customers are impacted for an extended period, especially as it relates to major customers, our financial condition and results of operations may be materially adversely affected.

Liquidity and Financial Condition

As of June 30, 2020, the Company had a cash balance, working capital and accumulated deficit of approximately $250,000, $140,000 and $2,500,000, respectively. During the six months ended June 30, 2020, the Company generated net loss of approximately $998,000. In the quarter ended June 30, 2020, the Company received loan proceeds under government programs of approximately $271,000. See Note 10 – Government Loans for details.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2019 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

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

During the three and six months ended June 30, 2020 and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the six months ended June 30, 2020 and 2019, the Company recognized approximately $466,000 and $66,000, respectively, of grant revenue. During the three months ended June 30, 2020 and 2019, the Company recognized approximately $260,000 and $12,000, respectively, of grant revenue.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of June 30, 2020 and December 31, 2019, deferred expenses were $257,000 and $112,000, respectively.

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

	As of June 30,
	2020	2019
Warrants	155,966	155,966
Options	965,000	0
Total	1,120,966	155,966

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2020 and December 31, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma disclosure below gives effect to the Company’s conversion from limited liability company (a tax exempt entity) into a tax paying entity beginning in June 2019. During the three and six months ended June 30, 2019, the Company has estimated its pro forma income tax provision using a combined federal and state (New York) effective tax rate of 27.6%. No tax benefit was recorded for pro forma purposes for the three and six months ended June 30, 2019, as it was deemed that the recovery of a pro forma deferred tax asset would not meet the “more likely than not” threshold. Therefore, a full pro forma valuation reserve would be established, such that no pro forma tax benefit would be recorded. Pro forma information is therefore unchanged from the actual results for the three and six months ended June 30, 2019. There is no pro forma impact for the three and six months ended June 30, 2020, since the entity reflects its tax provision as a tax paying entity for such period.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019

Insurance	$52,169	$100,061
Rent	—	908
Professional fees	-	17,500
Deposit	20,958	20,958
Other	5,750	7,638
Total	$78,877	$147,065

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019

Accounts payable	$195,412	$90,720
Accrued payroll	60,314	51,115
Credit cards payable	38,072	56,759
Insurance	-	14,982
Other	28,149	4,429
Total	$321,947	$218,005

Note 5 – Related Party Transactions

Common Stock

On June 18, 2019, the Company issued 350,000 shares of immediately vested common stock for cash proceeds of $350 in connection with services provided to the Company. The shares were issued to an immediate family member of one of the Company’s members of management who is also a principal owner. The shares had an issuance date fair value of $1.50 per share, or $525,000 in total. As a result, the Company recognized stock-based compensation expense of $524,965 on the date of issuance.

Note 6 – Stockholders’ Equity

Reverse Recapitalization

See Note 1 - Business Organization, Nature of Operations and Reverse Recapitalization - Reverse Recapitalization and Common Control Merger for additional details.

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through June 30, 2020.

Common Stock Transactions

See Note 5 - Related Party Transactions for additional details.

On June 21 and August 5, 2019, the Company sold an aggregate of 1,776,346 shares of common stock at $1.50 per share to accredited investors for aggregate gross and net cash proceeds of $2,664,513 and $2,204,502, respectively, which included issuance costs of $460,011 consisting of legal and professional fees, which were charged to additional paid-in capital upon issuance of the common stock. Through June 30, 2019, the Company sold an aggregate of 1,668,012 shares of common stock for net proceeds of $2,068,567. In addition, the Company issued to the Company’s placement agent immediately vested five-year warrants to purchase an aggregate of 155,966 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were determined to be classified within stockholders’ equity and had an issuance date fair value of $148,202. As a result, the Company recognized the warrants by recording a debit and credit to additional paid-in capital.

On September 24, 2019, the Company sold an aggregate of 149,981 shares of common stock at $1.50 per share to accredited investors for aggregate cash proceeds of $224,972.

Note 7 – Equity Compensation Plan

On June 18, 2019, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2019 Equity Compensation Plan (the “2019 Plan”). Under the 2019 Plan, 1,326,000 shares of common stock of the Company were authorized for issuance. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. The 2019 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant, or 110% of fair value in the case of incentive options granted to a ten-percent stockholder.

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

On March 11, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance based options were not established as of June 30, 2020, and therefore are not considered granted.

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

	Shares	Weighted-Average Exercise Price per share	Weighted- Average Remaining Contractual Life (years)

Balance, January 1, 2020	590,000	$1.50	7.8
Options granted	375,000	1.50	9.7
Options exercised	—	—	—
Options converted		—	—
Options forfeited or expired	—	—	—
Balance, June 30,2020	965,000	$1.50	8.2
Vested shares at June 30, 2020	0	1.50	9.7

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

During the three and six months ended June 30, 2020, the Company granted options with a weighted average grant date fair value of $1.20 per share. The Company did not grant stock options during the three or six months ended June 30, 2019.

During the six months ended June 30, 2020, the Company recognized stock-based compensation expense related to stock options of approximately $180,000 ($101,000 of which was included within general and administrative expenses, $59,000 of which was included in research and development expenses and $20,000 of which was included within cost of revenues on the consolidated statements of operations). Stock compensation expense for the three months ended March 31, 2020 and June 30, 2020 was approximately $63,000 and $117,000, respectively. As of June 30, 2020, there was unamortized stock-based compensation of approximately $757,000 which the Company expects to recognize over 1.7 years.

There was no stock based compensation expense recorded during the three months ended March 31, 2019, and the Company recorded $524,965 of stock based compensation for the three months ended June 30, 2019 – see Note 5.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company may be involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2020 and December 31, 2019, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019. The minimum lease payments for the years ending December 31 are approximately as follows: $200,000 in each of 2020 to 2024 and $183,000 thereafter.

Note 9 – Concentrations

During the three and six months ended June 30, 2020, substantially all revenues were generated from one entity (“Entity A”) pursuant to our contract with such entity. 100% of contract assets as of June 30, 2020 also related to Entity A. Entity A represented substantially all of accounts receivable as of June 30, 2020. At June 30, 2020, deferred costs and deferred revenues are attributable to four separate entities, two of which represents substantially all of the balance in these accounts.

During the six months ended June 30, 2019, revenues were generated from Entity A pursuant to our contract with such entity and amounted to approximately 28% of total revenues. Revenues pursuant to sale of products to another client was approximately $162,000 recognized in the second quarter of 2019. Substantially all other revenues for the three and six months ended June 30, 2019 was from Entity A.

Note 10 – Government Loans

Paycheck Protection Program Loan

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of such qualifying business. The loans and accrued interest are or may be forgivable after certain time periods further defined in the CARES Act (the “Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. The outstanding balance is included in long term loans payable.

Economic Injury Disaster Loan Advance

On May 1, 2020, the Company received an advance in the amount of $10,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. The outstanding balance is included in long term loans.

Tomkins County Area Development Loan

 On May 27, 2020, the Company received loan proceeds in the amount of $50,000 from the Tomkins County Area Development (“TCAD”) Emergency Relief Loan Fund. The loan matures after four years and bears interest in the amount of 2.5% per annum, with one year of no interest or principal payments, followed by three years of monthly payments of principal and interest in the amount of $1,443 per month. The loan is collateralized by certain assets of the Company. The outstanding balance is included in long term loans payable.

Note 11 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consulting Service

On October 18, 2019, the Company entered into an exclusive two-year consulting agreement with Akash Systems, Inc. (“Akash”), pursuant to which the Company agreed to provide certain consulting services to Akash in connection with process development and fabrication of GaN-on-Diamond high-electron-mobility transistors and monolithic microwave integrated circuits. Pursuant to the agreement, Akash agrees to purchase a total of 24 wafers from the Company during the term of the agreement, at a price of $85,000 per wafer. The Company has commenced building the first 4 wafers, but as of June 30, 2020 none has been delivered. The Company has not recognized any revenue from this contract during 2019 and through June 30, 2020.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2020 Compared with Six months ended June 30, 2019

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Six months Ended
	June 30,		Change	Change %
	2020	2019

Revenues	$466,001	$231,605	$234,396	101%

Cost of Revenues	610,654	317,362	293,292	92%

Gross (Loss) Profit	(144,653)	(85,757)	(58,896)	69%

Operating Expenses:
Research and development	323,270	29,785	293,485	985%
Selling, general, and administrative	530,553	567,354	(36,801)	(6)%

Total Operating Expenses	853,823	597,139	256,684	43%

(Loss) Income From Operations	(998,476)	(682,896)	(315,580)	46%

Other Income:
Interest income (expense), net	895	46	849	1,845%

Net (Loss)	$(997,581)	$(682,850)	$(314,731)	46%

Revenues

Revenues for the six months ended June 30, 2020 and 2019 were approximately $466,000 and $232,000, respectively, which represented an increase of $234,000, or 101%. We have three principle clients as of June 30, 2020. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In the six months ended June 30, 2020 and 2019, we recognized 100% and 28% of our revenue, respectively, under one of these customer contracts. During the six months ended June 30, 2019, the Company also recognized 70% of its revenue from a second customer for delivery of products.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2020 and 2019 were approximately $610,000 and $317,000, respectively, which represented an increase of $293,000, or 92%. The increase was attributable to increased labor costs associated with our revenue generating projects in the 2020 period. Lastly, there was an increase in facility and equipment usage fees during the 2020 period as compared to the 2019 period in order to support the same revenue generating projects and reflect the increased infrastructure built over the past few quarters.

Research and Development

Research and development expenses for the six months ended June 30, 2020 and 2019 were approximately $323,000 and $30,000, respectively, which represented an increase of $293,000, or 985%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation of approximately $270,000 as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the six months ended June 30, 2020 and 2019 were approximately $530,000 and $567,000, respectively, which represented a decrease of $37,000, or 6%. The 2020 period was primarily attributable to legal and professional fees of approximately $253,000 mostly associated with being a public company, which were minimal in the corresponding 2019 periods. We increased our headcount in 2020, which led to an increase in general and administrative related payroll expenses of approximately $142,000. In 2019, we subcontracted all of our labor and did not have employees, however there was a non-cash charge of approximately $525,000 related to a stock purchase.

Other Income

Other income (expense) for the six months ended June 30, 2020 and 2019 was insignificant.

Net (Loss) Income

Net (loss) for the six months ended June 30, 2020 and 2019 was approximately $(998,000) and $(683,000), respectively, which represented a decrease of $(315,000), or 46%. The decrease was primarily attributable to the decrease in gross profit of approximately $59,000 and the increase in research and development and G&A expenses of approximately $257,000. This reflects the establishment of the fabrication facility, costs associated with being a public company, and increase of headcount from 2 to 12.

Three months ended June 30, 2020 Compared with three months ended June 30, 2019

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For the Three months Ended
	June 30,		Change	Change %
	2020	2019

Revenues	$260,189	$174,725	$85,464	49%

Cost of Revenues	397,822	280,770	117,052	42%

Gross (Loss) Profit	(137,633)	(106,045)	(31,588)	30%

Operating Expenses:
Research and development	140,846	22,364	118,482	530%
Selling, general, and administrative	217,517	564,699	(347,182)	(61)%

Total Operating Expenses	358,363	587,063	228,700	(39)%

(Loss) From Operations	(495,996)	(693,108)	197,112	(28)%

Other Income:
Interest income (expense), net	910	41	869	2,120%

Net (Loss)	$(495,086)	$(693,067)	$197,981	(29)%

Revenues

Revenues for the three months ended June 30, 2020 and 2019 were approximately $260,000 and $174,000, respectively, which represented an increase of $85,000, or 49%. We have three principle clients as of June 30, 2020. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In both three months ended June 30, 2020 and 2019, we recognized 100% and 8% of our revenue respectively under one of these customer contracts. During the six months ended June 30, 2019, the Company also recognized $162,000 of its revenue from a second customer for delivery of products.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 and 2019 were approximately $398,000 and $281,000, respectively, which represented an increase of $117,000, or 42%. The increase was attributable to increased labor costs associated with our revenue generating projects in the 2020 period. Lastly, there was an increase in facility and equipment usage fees during the 2020 period as compared to the 2019 period in order to support the same revenue generating projects, and reflect the increased infrastructure built over the past few quarters.

Research and Development

Research and development expenses for the three months ended June 30, 2020 and 2019 were approximately $141,000 and $22,000, respectively, which represented an increase of $118,000, or 530%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the three months ended June 30, 2020 and 2019 were approximately $218,000 and $565,000, respectively, which represented a decrease of $347,000, or 61%. The 2020 period was primarily attributable to legal and professional fees associated with being a public company, which were minimal in the corresponding 2019 periods. We increased our headcount in 2020, which led to an increase in general and administrative related payroll expenses. In 2019, we subcontracted all of our labor and did not have employees, however there was a non-cash charge of approximately $525,000 related to a stock purchase.

Other Income

Other income (expense) for the three months ended June 30, 2020 and 2019 was insignificant.

Net (Loss) Income

Net (loss) for the three months ended June 30, 2020 and 2019 was approximately $(495,000) and $(693,000), respectively, which represented a decrease of $(198,000), or 29%. The decrease in the loss was primarily attributable to the non-cash compensation charge of approximately $525,000 in the 2019 period, offset the decrease in gross profit of approximately $31,000 and the increase in research and development and G&A expenses of approximately $229,000. This increased cost base reflects the establishment of the fabrication facility, costs associated with being a public company, and increase of headcount from 2 to 12.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

June 30, 2020
Cash	$246,026
Working Capital	$138,319

As of June 30, 2020, we had cash and working capital of $246,026 and $138,319, respectively. We received approximately $270,000 in funding in the form of loans from several governmental support programs in May 2020 – see recent developments above. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the six months ended June 30, 2020 and 2019 was approximately $(393,000) and $123,000, respectively. Net cash used in operating activities for the six months ended June 30,2020 includes cash used to fund a net loss of approximately $998,000, reduced by $223,000 of non-cash expenses, and reduced by $381,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2019 included cash provided by net income of approximately $(683,000) partially offset by $527,000 of non-cash expenses and reduced by $279,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was approximately $(287,000) and $2,000, respectively. Net cash used in investing activities for the six months ended June 30, 2020 was primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was approximately $230,000 and $1,869,000, respectively. Net cash used in financing activities for the six months ended June 30, 2020 was primarily attributable proceeds under government loan programs of $271,000 less expenditures to professionals for financings in process of approximately $41,000. Net cash used in financing activities for the six months ended June 30, 2019 was primarily attributable proceeds from a private placement of $2,069,000 less a dividend paid to the stockholders prior to the reverse recapitalization of $200,000.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of June 30, 2020 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Acting Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2020.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Alex Behfar
Alex Behfar
Executive Chairman and Acting Chief Executive Officer