Form 10-Q
period 2020-09-30
Odyssey Semiconductor Technologies, Inc.
filed 2020-11-13
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 11,338,411 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

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

Part I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash	$370,220	$697,141
Contract assets	113,212	543,944
Accounts receivable	185,898	1,480
Deferred expenses	82,001	111,548
Prepaid expenses and other current assets	91,408	147,065
Total Current Assets	842,739	1,501,178
Restricted cash	102,810	101,141
Deferred offering costs	124,723	83,983
Property and equipment, net	927,597	389,845
Total Assets	$1,997,869	$2,076,147
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$311,640	$218,005
Deferred revenue	206,378	312,378
Loans payable – short term	55,612	-
Total Current Liabilities	573,630	530,383
Loans payable – long term, net	623,309	-
Total Liabilities	1,196,939	530,383
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none outstanding at September 30,2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 11,313,411 and 11,159,661 shares issued and outstanding as of September 30,2020 and December 31, 2019, respectively	1,131	1,116
Additional paid-in capital	3,577,823	3,017,940
Accumulated deficit	(2,778,024)	(1,473,292)
Total Stockholders’ Equity	800,930	1,545,764
Total Liabilities and Stockholders’ Equity	$1,997,869	$2,076,147

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019
Revenues	$1,102,071	$282,745
Cost of Revenues	1,106,569	317,216
Gross (Loss) Profit	(4,498)	(34,471)
Operating Expenses:
Research and development	430,592	155,527
Selling, general, and administrative	869,643	898,796
Total Operating Expenses	1,300,235	1,054,323
(Loss) From Operations	(1,304,733)	(1,088,794)
Other Income:
Interest income (expense), net	1	454
Net (Loss)	$(1,304,732)	$(1,088,340)
Net (Loss) Income Per Share:
Basic	$(0.12)	$(0.15)
Diluted	$(0.12)	$(0.15)
Weighted average number of shares of Common Stock :
Basic	11,173,008	7,285,145
Diluted	11,173,008	7,285,145

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	September 30,
	2020	2019
Revenues	$636,070	$51,140
Cost of Revenues	495,915	(146)
Gross Profit	140,155	51,286
Operating Expenses:
Research and development	107,323	125,742
Selling, general, and administrative	339,090	331,442
Total Operating Expenses	446,413	457,184
(Loss) From Operations	(306,258)	(405,898)
Other Income:
Interest income (expense), net	(893)	408
Net (Loss)	$(307,151)	$(405,490)
Net (Loss) Income Per Share:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)
Weighted average number of shares of Common Stock :
Basic	11,199,703	5,394,074
Diluted	11,199,703	5,394,074

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2019	11,159,661	$1,116	$3,017,940	$(1,473,292)	$1,545,764

Stock-based compensation	—	—	63,880	—	63,880
Net loss - three months ended March 31,2020	—	—	—	(502,495)	(502,495)
Balance – March 31, 2020	11,159,661	$1,116	$3,081,820	$(1,975,787)	$1,107,149

Stock-based compensation	—	—	116,613	—	116,613
Net loss - three months ended June 30,2020	—	—	—	(495,086)	(495,086)
Balance - June 30, 2020	11,159,661	$1,116	$3,198,433	$(2,470,873)	$728,676

Stock-based compensation	—	—	148,781	—	148,781
Exercise of stock options	153,750	15	230,609	—	230,624
Net loss - three months ended September 30, 2020	—	—	—	(307,151)	(307,151)
Balance - September 30, 2020	11,313,411	$1,131	$3,577,823	$(2,778,024)	$800,930

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Earnings	Earnings	Equity

Balance - December 31, 2019	5,316,667	$532	$(532)	$184,877	$184,877

Net Income - three months ended March 31, 2019	—	—	—	10,217	10,217
Balance – March 31, 2019	5,316,667	$532	$(532)	$195,094	$195,094

Net loss - three months ended June 30,2019	—	—	—	(693,067)	(693,067)
Dividend to shareholder	—	—	—	(200,000)	(200,000)
Issuance of common stock, net of costs	1,668,012	166	2,068,401	—	2,068,567
Sale of common stock and related stock based compensation	350,000	35	524,965	—	525,000
Equity of Odyssey Semiconductor Inc at the time of the reverse capitalization	3,566,667	357	2,126	—	2,483
Balance - June 30, 2019	10,901,346	$1,090	$2,594,960	$(697,973)	$1,898,077

Sale of common stock	258,315	26	360,881	—	360,907
Stock based compensation	—	—	1,804	—	1,804
Net loss – three months ended September 30, 2019	—	—	—	(405,490)	(405,490)

Balance - September 30, 2019	11,159,661	$1,116	$2,957,645	$(1,103,463)	$1,855,298

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine months ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(1,304,732)	$(1,088,340)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	329,274	526,804
Amortization of debt discount	75	-
Depreciation and amortization	72,736	2,543
Changes in operating assets and liabilities:
Contract assets	430,732	48,580
Accounts receivable	(184,418)	840
Prepaid expenses and other current assets	55,657	2,039
Deferred expenses	29,547	—
Accounts payable and accrued expenses	93,636	26,837
Deferred revenue	(106,000)	—
Total Adjustments	721,239	607,643
Net Cash Used In Operating Activities	(583,493)	(480,697)
Cash Flows From Investing Activities:
Purchases of property and equipment	(610,487)	(50,000)
Cash acquired in reverse capitalization	-	2,482
Net Cash Used in Investing Activities	(610,487)	(47,518)
Cash Flows From Financing Activities:
Payment of deferred offering costs	(40,742)	(26,168)
Proceeds from government loans	684,580	-
Payment of deferred loan costs	(4,560)	-
Payment of government loans	(1,175)	-
Proceeds from exercise of stock options	230,624	-
Proceed from sale of common stock, net of costs	-	2,445,603
Payment of offering costs	-	(16,129)
Dividend to stockholders	-	(200,000)
Net Cash Provided by Financing Activities	868,727	2,203,306

Net Increase (Decrease) In Cash and Restricted Cash	(325,253)	1,675,091
Cash and Restricted Cash - Beginning Of Period	798,283	25,011
Cash and Restricted Cash - End Of Period	$473,030	$1,700,102
Cash and Restricted Cash Consisted of the Following:
Cash	$370,220	$1,599,695
Restricted cash	102,810	100,407
	$473,030	$1,700,102
Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter ended for:
Income taxes	$500	$-
Interest	100	-
Supplemental information - Issuance of warrant to placement agent		148,202

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

Liquidity and Financial Condition

As of September 30, 2020, the Company had a cash balance, working capital and accumulated deficit of approximately $370,000, $269,000 and $2,800,000, respectively. During the nine months ended September 30, 2020, the Company generated net loss of approximately $1,300,000. From May to September 2020, the Company received loan proceeds under government programs of approximately $685,000. See Note 10 – Government Loans for details.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2019 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

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

A majority of the Company’s revenues are generated from contracts with customers that require it to design, develop, manufacture, test and integrate complex equipment and to provide engineering and technical services according to customer specifications. These contracts are often priced on a time and material basis. Revenues on time and material type contracts are generally recognized in each period based on the amount billable to the customer which is based on direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

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

During the nine months ended September 30, 2020 and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the nine months ended September 30, 2020 and 2019, the Company recognized approximately $900,000 and $121,000, respectively, of grant revenue.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of September 30, 2020 and December 31, 2019, deferred expenses were approximately $82,000 and $112,000, respectively.

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of September 30,
	2020	2019
Warrants	155,966	155,966
Options	1,736,250	325,000
Total	1,892,216	480,966

Income Taxes

As described in Note 1 - Business Organization, Nature of Operations and Reverse Recapitalization, beginning in September 2019, the operations of the Company are subject to federal and state income taxes.

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2020 and December 31, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The unaudited pro forma information gives effect to the Company’s conversion from a tax exempt entity into a tax paying entity beginning in September 2019. During the nine months ended September 30, 2019, the Company has estimated its pro forma income tax provision using a combined federal and state (New York) effective tax rate of 27.6%. No tax benefit was recorded for pro forma purposes for the nine months ended September 30, 2019, as it was deemed that the recovery of a pro forma deferred tax asset would not meet the “more likely than not” threshold. Therefore, a full pro forma valuation reserve would be established, such that no pro forma tax benefit would be recorded. Pro forma information is therefore unchanged from the actual results for the nine months ended September 30, 2019. There is no pro forma impact for the quarter ended September 30, 2020, since the entity reflects its tax provision as a tax paying entity for such period.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019

Insurance	$41,952	$100,061
Rent	—	908
Professional fees	—	17,500
Deposit	43,705	20,958
Other	5,751	7,638
Total	$91,408	$147,065

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019

Accounts payable	$187,546	$90,720
Accrued payroll	57,747	51,115
Credit cards payable	42,920	56,759
Insurance	-	14,982
Other	23,427	4,429
Total	$311,640	$218,005

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

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through September 30, 2020.

Common Stock Transactions

See Note 5 - Related Party Transactions for additional details.

On June 21 and August 5, 2019, the Company sold an aggregate of 1,776,346 shares of common stock at $1.50 per share to accredited investors for aggregate gross and net cash proceeds of $2,664,513 and $2,204,502, respectively, which included issuance costs of $460,011 consisting of legal and professional fees, which were charged to additional paid-in capital upon issuance of the common stock. Through June 30, 2019, the Company sold an aggregate of 1,668,012 for net proceeds of $2,068,567. In addition, the Company issued to the Company’s placement agent immediately vested five-year warrants to purchase an aggregate of 155,966 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were determined to be classified within stockholders’ equity and had an issuance date fair value of $148,202. As a result, the Company recognized the warrants by recording a debit and credit to additional paid-in capital.

On September 24, 2019, the Company sold an aggregate of 149,981 shares of common stock at $1.50 per share to accredited investors for aggregate cash proceeds of $224,972.

Note 7 – Equity Compensation Plan

On June 18, 2019, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2019 Equity Compensation Plan (the “2019 Plan”). Under the 2019 Plan, 1,326,000 shares of common stock of the Company were authorized for issuance. On September 16, 2020 the Board of Directors and a majority of the Company’s shareholders approved an increase in the Plan to authorize 4,000,000 shares. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. The 2019 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant, or 110% of fair value in the case of incentive options granted to a ten-percent stockholder.

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

On March 11, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance based options were established in the quarter ended September 30, 2020.

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

On July 16, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 600,000 shares of common stock that vests ratably on a monthly basis over one year and (ii) an option to purchase 200,000 shares of common stock that vests based on specified performance criteria.

On September 16, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to increase the number of shares of common stock authorized for issuance under the 2019 Plan from 2,500,000 shares to 4,600,000 shares.

On September 22, 2020, in connection with new appointment of Mr. Behfar as Chairman and Chief Executive Officer, the Company granted him ten-year options to purchase shares 1,637,410 shares of common stock at an exercise price of $1.50 per share under the 2019 Plan that vests ratably on a monthly basis over two years commencing March 11, 2022.

	Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Life (years)

Balance, January 1, 2020	590,000	$1.50	7.8
Options granted (1)	2,937,410	1.50	9.7
Options exercised	(153,750)	1.50	—
Options converted	—	—	—
Options forfeited or expired	—	—	—
Balance, September 30, 2020 (1)	3,373,660	$1.50	8.8
Vested shares at September 30, 2020	33,646	1.50	9.7

(1)	Includes the 325,000 options exercisable at $1.50 which vest based upon performance criteria. The criteria has not yet been met and therefore the shares are not exercisable.

The Company has estimated the fair value of fixed stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions for 2020 and 2019 issuances:

	2020	2019
Risk-free interest rate	0.62% - 1.75%	1.60% to 1.72%
Expected term	10 years	3.5 -5.75 years
Expected volatility	78%	77 - 79%
Expected dividends	0.00%	0.00%
Grant date fair value of common stock	$1.50/share	$1.50/share

During the nine months ended September 30, 2020 and 2019, the Company granted options with a weighted average grant date fair value of $1.20 and $1.00 per share, respectively.

During the quarter ended September 30, 2020, the Company recognized stock-based compensation expense related to stock options of approximately $329,000 ($198,000 of which was included within general and administrative expenses, $70,000 of which was included in research and development expenses and $61,000 of which was included within cost of revenues on the consolidated statements of operations). The Company does not believe the criteria of the performance based awards are probable to be met as of September 30, 2020, and therefore no expense has been recognized for such awards. As of September 30, 2020, there was unamortized stock-based compensation of approximately $3,600,000, which the Company expects to recognize over 2.2 years. During the nine months ended September 30, 2019, the Company recognized stock-based compensation expense of $1,804 related to stock options.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2020 and December 31, 2019, the Company had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019. The minimum lease payments for the quarter ended December 31, 2020 is $50,000; years ending December 31 are approximately as follows: $200,000 in each of 2021 to 2024 and $183,000 in 2025.

Note 9 – Concentrations

During the nine months ended September 30, 2020, approximately 83% of revenues were generated from one entity (“Entity A”) pursuant to our contract with such entity, and a second customer accounted for approximately 10% of revenues. 100% of contract assets as of September 30, 2020 also related to Entity A. Deferred costs and deferred revenues at September 30, 2020 relate to three different entities, one of which are individually significant. Entity A represented substantially all of accounts receivable as of September 30, 2020.

During the nine months ended September 30, 2019, revenues were generated from Entity A pursuant to our contract with such entity and amounted to approximately 18% of total revenues. Revenues pursuant to sale of products to another client was approximately 70% of total revenues for the nine months ended September 30, 2019.

During the three months ended September 30, 2019, revenues generated from Entity A represented approximately 43% and a second entity represented the remaining 57%, respectively, of the Company’s total revenue.

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

Economic Injury Disaster Loan Advance

On May 1, 2020, the Company received an advance in the amount of $10,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. The Company received an additional $139,000 under this program on August 31, 2020. The loan is payable in monthly payments of $678 including interest at 3.75% payable over 30 years.

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

Equipment Loans

On August 20, 2020, the Company received a loan of $100,000 from Broome County Industrial Development Agency (5 year facility, 2.5% annual interest rate, monthly payment of $1,775); on September 2, 2020, the Company received a loan of $100,000 from Southern Tier Region Economic Development Corporation (5 year facility, 5.0% annual interest rate, monthly payment of $2,072); and on August 28, 2020, the Company received a loan of $75,000 from TCAD (5 year facility, 2.5% annual interest rate, monthly payment of $1,331). These loans were used to acquire equipment used in the laboratory, and are secured by the underlying assets of the Company.

The loans are summarized as follows:

September 30, 2020

Principal outstanding	$683,405
Deferred loan costs, net of amortization	(4,484)
Subtotal	678,921
Less current portion	(55,612)

Total long term portion	$623,309

Interest expense of approximately $1,400 was recognized for the quarter and nine-months ended September 30, 2020.

Note 11 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below:

In October 2020, the Company received $37,500 from the exercise of stock options to purchase 25,000 shares of common stock.

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

OVERVIEW

Odyssey Semiconductor Technologies, Inc. (the “Company”) was formed as a Delaware corporation on April 12, 2019. The Company acquired its wholly-owned subsidiary, Odyssey Semiconductor, Inc., a Delaware corporation (“Odyssey Semiconductor”), on September 21, 2019. Odyssey Semiconductor commenced business operations on September 17, 2019 when it acquired its wholly-owned subsidiary, JR2J LLC (“JR2J”), from its founders, Richard Brown and James Shealy, in exchange for shares of Odyssey Semiconductor. The Company mainly operates its business through Odyssey Semiconductor and does not plan to operate JR2J after it completes certain work that JR2J had contracted in the past.

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

RECENT DEVELOPMENTS

Reverse Recapitalization

On September 21, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Odyssey Semiconductor and 100% of the stockholders of Odyssey Semiconductor (the “Semiconductor Stockholders”), pursuant to which the Semiconductor Stockholders agreed to transfer an aggregate of 5,666,667 shares of common stock of Odyssey Semiconductor to the Company in exchange for the Company’s issuance of an aggregate of 5,666,667 shares of the Company’s Common Stock to the Semiconductor Stockholders (the “Share Exchange”). As of September 21, 2019, Odyssey Semiconductor became a wholly-owned subsidiary of the Company, the Semiconductor Stockholders beneficially owned approximately 61.37% of the Company’s Common Stock on a fully-diluted basis, the Company began operating Odyssey Semiconductor’s business of developing high-voltage power switching components and systems, all then directors and officers of the Company resigned and were replaced by the directors and officers of Odyssey Semiconductor.

2019 Private Placements

On September 21 and August 5, 2019, the Company sold an aggregate of 1,776,346 shares of Common Stock at $1.50 per share to accredited investors for aggregate gross and net cash proceeds of $2,664,513 and $2,204,502, respectively. In addition, the Company issued to the Company’s placement agent immediately vested five-year warrants to purchase an aggregate of 155,966 shares of the Company’s Common Stock at an exercise price of $1.50 per share.

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

Equipment Loans

On August 21, 2020, the Company received a loan of $100,000 from Broome County Industrial Development Agency (5 year facility, 2.5% annual interest rate, monthly payment of $1,775); on September 3, 2020, the Company received a loan of $100,000 from Southern Tier Region Economic Development Corporation (5 year facility, 5.0% annual interest rate, monthly payment of $2,072); and on September 10, 2020, the Company received a loan of $75,000 from TCAD (5 year facility, 2.5% annual interest rate, monthly payment of $1,331). These loans were used to acquire equipment used in the laboratory, and are secured by the underlying assets of the Company.

Consulting Service

On October 18, 2019, the Company entered into an exclusive two-year consulting agreement with Akash Systems, Inc. (“Akash”), pursuant to which the Company agreed to provide certain consulting services to Akash in connection with process development and fabrication of GaN-on-Diamond high-electron-mobility transistors and monolithic microwave integrated circuits. Pursuant to the agreement, Akash guarantees to purchase at least one wafer per month from the Company for a total of 24 wafers during the term of the agreement, at a price of $85,000 per wafer. The Company delivered 2 wafers as of September 30, 2020, and currently, the Company is awaiting new substrates to arrive from Akash so it may perform services pursuant to the agreement.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For the nine months ended
	September 30,		Change	Change %
	2020	2019

Revenues	$1,102,071	$282,745	$819,326	290%

Cost of Revenues	1,106,569	317,216	789,353	249%

Gross (Loss) Profit	(4,498)	(34,471)	(29,973)	(87)%

Operating Expenses:
Research and development	430,592	155,527	275,065	177%
Selling, general, and administrative	869,643	898,796	(29,153)	(3)%

Total Operating Expenses	1,300,235	1,054,323	245,912	23%

(Loss) Income From Operations	(1,304,733)	(1,088,794)	(215,939)	20%

Other Income:
Interest income (expense), net	1	454	453	(100)%

Net (Loss)	$(1,304,732)	$(1,088,340)	$(216,392)	20%

Revenues

Revenues for the nine months ended September 30, 2020 and 2019 were approximately $1,102,000 and $283,000, respectively, which represented an increase of $819,000, or 290%. We have two principle clients as of September 30, 2020 (Akash and the government contract) as well as several smaller clients. During the nine months ended September 30, 2020, we delivered the first products to Akash under our contract. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In both the nine months ended September 30, 2020 and 2019, we recognized 93% and 88% of our revenue from these two principle clients. The Company remainder of the revenue recognized for both the nine month months ended September 30, 2020 and 2019 was for delivery of products to other clients.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2020 and 2019 were approximately $1,106,000 and $317,000, respectively, which represented an increase of $789,000, or 249%. The increase was attributable to increased labor costs and supplies associated with our revenue generating projects in the 2020 period. Also, there was an increase in facility and equipment usage fees during the 2020 period as compared to the 2019 period in order to support the same revenue generating projects and reflect the increased infrastructure built over the past few quarters.

Research and Development

Research and development expenses for the nine months ended September 30, 2020 and 2019 were approximately $430,000 and $156,000, respectively, which represented an increase of $275,000, or 177%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation of approximately $270,000 as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the nine months ended September 30, 2020 and 2019 were approximately $870,000 and $899,000, respectively, which represented a decrease of $29,000, or 3%. The 2020 period expense was primarily attributable to payroll and employee related expenses, and legal and professional fees. In 2019, the Company subcontracted all of our labor and did not have employees until September 2019, however there was a non-cash charge of approximately $525,000 related to a stock based compensation charge. During the 2019 period, the Company also incurred significant costs associated with the reverse recapitalization.

Other Income

Other income (expense) for the nine months ended September 30, 2020 and 2019 was insignificant.

Net (Loss) Income

Net (loss) income for the nine months ended September 30, 2020 and 2019 was approximately $(1,305,000) and $(1,088,000), respectively, which represented a decrease of $(217,000), or 20%. The decrease was primarily attributable to an increase in research and development expenses of approximately $275,000. This reflects the establishment of the fab and increased emphasis on internal research projects.

The following table presents certain information from the condensed consolidated statements of operations for the comparable quarters:

	For the three months ended
	September 30,		Change	Change %
	2020	2019

Revenues	$636,070	$51,140	$584,930	1,144%

Cost of Revenues	495,915	(146)	496,061	339,768%

Gross Profit	140,155	51,286	88,869	173%

Operating Expenses:
Research and development	107,323	125,742	(18,419)	(15)%
Selling, general, and administrative	339,090	331,442	7,648	2%

Total Operating Expenses	446,413	457,184	(10,771)	(2)%

(Loss) Income From Operations	(306,258)	(405,898)	99,640	(25)%

Other Income:
Interest income (expense), net	(893)	408	(1,301)	(319)%

Net (Loss)	$(307,151)	$(405,490)	$98,339	(24)%

Revenues

Revenues for the three months ended September 30, 2020 and 2019 were approximately $636,000 and $51,000, respectively, which represented an increase of $585,000, or 1,144%. We have two principle clients as of September 30, 2020. During the three months ended September 30, 2020, we delivered the first products to Akash under our contract. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In both the three months ended September 30, 2020 and 2019, we recognized 88% and 100% of our revenue from these two principle clients, respectively. The remaining revenues represent the delivery of products to other clients during the quarters ended September 30, 2020 and 2019.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 and 2019 were approximately $496,000 and $(146), respectively, which represented an increase of $496,000, or 339,768%. The increase was attributable to increased labor costs associated with our revenue generating projects in the 2020 period. Lastly, there was an increase in facility and equipment usage fees during the 2020 period as compared to the 2019 period in order to support the same revenue generating projects and reflect the increased infrastructure built over the past few quarters.

Research and Development

Research and development expenses for the three months ended September 30, 2020 and 2019 were approximately $107,000 and $126,000, respectively, which represented a decrease of $18,000, or 15%. The decrease was primarily attributable to resources being allocated to complete several projects (cost of revenues) in the quarter ended September 30, 2020.

General and Administrative

Selling, general, and administrative expenses for the three months ended September 30, 2020 and 2019 were approximately $339,000 and $331,000, respectively, which represented an increase of $8,000, or 2%. The 2020 and 2019 period was primarily attributable to payroll and related costs and professional fees.

Other Income

Other income (expense) for the three months ended September 30, 2020 and 2019 was insignificant.

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2020 and 2019 was approximately $(307,000) and $(406,000), respectively, which represented a decrease in the net loss of $(98,000), or 24%. The decrease was primarily attributable to the increase in gross profit of approximately $88,000 and the decrease in research and development and G&A expenses of approximately $10,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

September 30, 2020
Cash	$370,220
Working Capital	$269,109

As of September 30, 2020, we had cash and working capital of $370,220 and $269,109, respectively. We received approximately $685,000 in funding in the form of loans from several governmental support programs from May to September 2020 – see recent developments above. We also received approximately $231,000 from the exercise of stock options in the quarter ended September 30, 2020. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was approximately $(583,000) and $(481,000), respectively. Net cash used in operating activities for the nine months ended September 30,2020 includes cash used to fund a net loss of approximately $(1,305,000), reduced by $402,000 of non-cash expenses, and reduced by $319,000 of net cash provided by changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2019 included cash provided by net loss of approximately $(1,089,000) partially offset by $529,000 of non-cash expenses and reduced by $79,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was approximately $(610,000) and $(49,000), respectively. Net cash used in investing activities for the nine months ended September 30, 2020 was primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was approximately $869,000 and $2,203,000, respectively. Net cash used in financing activities for the nine months ended September 30, 2020 was primarily attributable proceeds under government loan programs of $684,000 and proceeds from the exercise of stock options of $231,000. Net cash used in financing activities for the nine months ended September 30, 2019 was primarily attributable proceeds from private placements of common stock of approximately $2,400,000 less a dividend paid the stockholders prior to the reverse recapitalization of $200,000.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by management, with the participation of our Acting Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30,2020.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of September 30, 2020 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Acting Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2020.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Alex Behfar
Alex Behfar
Executive Chairman and Acting Chief Executive Officer