Form 10-Q
period 2021-03-31
Odyssey Semiconductor Technologies, Inc.
filed 2021-05-17
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIAIRES

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December
	2021	31, 2020
Assets
Current Assets:
Cash	$4,907,753	$272,705
Contract assets	—	62,273
Accounts receivable	170	10,877
Deferred expenses	260,411	185,084
Prepaid expenses and other current assets	39,720	33,569
Total Current Assets	5,208,054	564,508
Restricted cash	103,162	103,149
Property and equipment, net	966,818	986,407
Total Assets	$6,278,034	$1,654,064

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$280,793	$187,046
Deferred revenue	359,758	260,447
Loans payable – short term	59,403	53,858
Total Current Liabilities	699,954	501,351
Loans payable – long term, net of unamortized debt issuance costs	595,667	621,600
Total Liabilities	1,295,621	1,122,951

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 and 11,429,661 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,272	1,143
Additional paid-in capital	9,392,652	4,046,370
Accumulated deficit	(4,411,511)	(3,516,400)
Total Stockholders’ Equity	4,982,413	531,113
Total Liabilities and Stockholders’ Equity	$6,278,034	$1,654,064

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Quarter Ended
	March 31,
	2021	2020

Revenues	$230,969	$205,811

Cost of Revenues	382,853	212,832

Gross Loss	(151,884)	(7,021)

Operating Expenses:

Research and development	153,037	182,424
Selling, general, and administrative	796,474	313,036

Total Operating Expenses	949,511	495,460
Loss From Operations	(1,101,395)	(502,481)

Other Income and Expenses:
Interest expense	(4,396)	(14)
Forgiveness of PPP indebtedness and other	210,680	—

Net Loss	$(895,111)	$(502,495)

Net Loss Per Share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

Weighted Average Number of shares of Common Stock :
Basic	11,354,130	11,159,661
Diluted	11,354,130	11,159,661

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2020	11,429,661	$1,143	$4,046,370	$(3,516,400)	$531,113

Stock-based compensation			678,918		678,918

Sale of common stock	1,251,625	125	5,006,375		5,006,500

Exercise of stock options	45,625	4	68,434		68,438

Costs associated with sale of common stock			(407,445)		(407,445)

Net loss - quarter ended March 31, 2021				(895,111)	(895,111)
Balance - March 31, 2021	12,726,911	$1,272	$9,392,652	$(4,411,511)	$4,982,413

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Earnings	Deficit	Equity
Balance - December 31, 2019	11,159,661	$1,116	$3,017,940	$(1,473,292)	$1,545,764

Stock-based compensation		—	63,880	—	63,880

Net loss - quarter ended March 31, 2020	—	—	—	(502,495)	(502,495)

Balance - March 31, 2020	11,159,661	$1,116	$3,081,820	$(1,975,787)	$1,107,149

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Quarters Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(895,111)	$(502,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	678,918	63,880
Forgiveness of PPP loan indebtedness	(210,680)	—
Depreciation and amortization	40,978	13,273
Changes in operating assets and liabilities:
Contract assets	62,273	342,760
Accounts receivable	10,707	(219,886)
Prepaid expenses and other current assets	(6,151)	9,857
Deferred expenses	(75,327)	(54,485)
Accounts payable and accrued expenses	93,747	132,519
Deferred revenue	99,311	12,000
Total Adjustments	693,776	299,918

Net Cash Used In Operating Activities	(201,335)	(202,577)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	(21,161)	(223,153)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	5,006,500	—
Payment of offering costs	(407,445)	—
Proceeds from exercise of stock options	68,438	(20,743)
Proceeds from issuance of debt	193,625	—
Payment of debt	(3,561)	—

Net Cash Provided by (Used in) Financing Activities	4,857,557	(20,743)

Net Increase (Decrease) In Cash and Restricted Cash	4,635,061	(446,473)

Cash and Restricted Cash - Beginning Of Period	375,854	798,283

Cash and Restricted Cash - End Of Period	$5,010,915	$351,810

Cash and Restricted Cash Consisted of the Following:
Cash	$4,907,753	$250,669
Restricted cash	103,162	101,141
	$5,010,915	$351,810
Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter ended for:
Interest	$1,600	$—

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 1 - Business Organization, Nature of Operations and Liquidity

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

The Company received notification that the PPP loan was fully forgiven in the first quarter of 2021, and was recognized as a component of other income in the condensed consolidated statement of operations.

Liquidity and Financial Condition

As of March 31, 2021, the Company had a cash balance, working capital and accumulated deficit of approximately $4,908,000, $4,508,000 and $4,412,000, respectively. During the quarter ended March 31, 2021, the Company generated net loss of approximately $895,000.

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies included in the consolidated financial statements as of December 31, 2020 and for the year then ended, which were previously filed, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2020 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. From time to time, the Company has deposits in excess of FDIC insurance limits.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 8 – Commitments and Contingencies - Operating Lease for additional details.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies - continued

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

Fair Value of Stock Options and Warrants

The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. Option forfeitures are accounted for at the time of occurrence. The expected term used is the estimated period of time that warrants or options are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee options. For investor warrants and non-employee options, the expected term used is the contractual life of the instrument being valued. Historically the Company has used an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued.

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies - continued

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

During the three months ended March 31, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the three months ended March 31, 2021 and 2020, the Company recognized approximately $193,000 and $201,000, respectively, of grant revenue.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of March 31, 2021 and December 31, 2020, deferred expenses were $260,000 and $185,000, respectively.

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of March 31,
	2021	2020
Warrants	245,696	155,966
Options	3,211,785	965,000
Total	3,457,481	1,120,966

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies - continued

Income Taxes

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2021 and December 31, 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020

Insurance	$37,220	$33,569
Professional fees	2,500	—
Total	$39,720	$33,569

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	48,205	43,705
Leasehold improvements	434,529	422,318
Machinery	627,640	623,190
Subtotal	1,128,787	1,107,626
Accumulated Depreciation	(161,969)	(121,219)

Property and Equipment, net	$966,818	$986,407

Depreciation and amortization expense related to property and equipment was approximately $40,000 and $13,000 (which was primarily recorded within cost of sales) for the quarters ended March 31, 2021 and 2020, respectively.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020

Accounts payable	$140,212	$80,548
Accrued payroll	60,111	46,650
Credit cards payable	41,802	49,045
Other	38,668	10,803
Total	$280,793	$187,046

Note 6 – Stockholders’ Equity

Common Stock

In March 2021, the Company sold 1,251,625 shares of common stock at $4.00 per share for gross proceeds of $5,006,500 in connection with a private placement of securities. The costs associated with such issuance were $407,445 in cash and warrants to purchase 89,730 shares of Common Stock of the Company with a term of 5 years and an exercise price of $4.00 per share. An aggregate of $480,000 of proceeds were raised from related parties (including $250,000 from Kristin Behfar, wife of Alex Behfar), representing approximately 10% of the total gross proceeds.

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through March 31, 2021.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

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

On March 11, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance based options were established in the quarter ended September 30, 2020. The terms of the performance based options were met during the quarter ended March 31, 2021.

On May 26, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to (i) increase the number of shares of common stock authorized for issuance under the 2019 Plan by 1,174,000 shares, such that a total of 2,500,000 shares of common stock were authorized for issuance under the 2019 Plan; (ii) increase the maximum aggregate number of shares, options and/or other awards that may be granted to any one person during any calendar year from 500,000 to 1,300,000; and (iii) clarify the availability of cashless exercise as a form of consideration.

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

On September 22, 2020, the Company granted a ten-year options to purchase shares 1,637,410 shares of common stock at an exercise price of $1.50 per share to the Company’s Executive Chairman and Acting Chief Executive Officer under the 2019 Plan that vests ratably on a monthly basis over two years commencing March 11, 2022.

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2021	3,257,410	$1.50	9.1
Options granted	0
Options exercised	(45,625)	1.50
Options converted	0
Options forfeited or expired	0
Balance, March 31, 2021	3,211,785	$1.50	9.1
Vested shares at March, 31, 2021	847,273	1.50	8.9

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 7 – Equity Compensation Plan - continued

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. There were no options granted during the quarter ended March 31, 2021. During the quarter ended March 31, 2020, the Company granted options with a weighted average grant date fair value of $1.20 per share, using the Black-Scholes option pricing model and the following assumptions for 2020 issuances:

Risk-free interest rate	0.62 - 1.75%
Expected term	10 years
Expected volatility	78%
Expected dividends	0.00%
Grant date fair value of common stock	$1.50/share

During the quarter ended March 31, 2021, the Company recognized stock-based compensation expense related to stock options of $678,918 (of which approximately $643,000 was included within general and administrative expenses, $3,000 of which was included in research and development expenses and the reminder was included within cost of revenues/deferred revenues on the consolidated statements of operations). As of March 31, 2021, there was unamortized stock-based compensation of approximately $2,700,000 which the Company expects to recognize over 1.6 years.

During the quarter ended March 31, 2020, the Company recognized stock-based compensation expense related to stock options of $63,880 (of which approximately $32,000 was included within general and administrative expenses, $27,000 of which was included in research and development expenses and the remainder included within cost of revenues/deferred costs on the consolidated statements of operations).

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business. While the outcome of these disputes, claims, liens and litigation matters cannot be predicted with certainty, after consulting with legal counsel, management does not believe that the outcome of these matters will have a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2021 and December 31, 2020, the Company had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020. The expected rent payments in 2021 to 2024 is $200,000 per year and $183,000 in 2025.

Note 9 – Concentrations

During the three months ended March 31, 2021, approximately 84% of revenues were generated from one entity (“Entity A”) pursuant to our contract with such entity. Deferred costs and deferred revenues at March 31, 2021 related to several different entities, of which one was individually significant.

During the three months ended March 31, 2020, substantially all revenues were generated from Entity A pursuant to our contract with such entity. 100% of contract assets as of March 31, 2020 also related to Entity A. Deferred costs and deferred revenues at March 31, 2020 related to two different entities, each of which was individually significant. Entity A represented substantially all of accounts receivable as of March 31, 2020.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

Note 9 – Government Loans

Paycheck Protection Program Loan

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of such qualifying business. The loans and accrued interest are forgivable after certain time periods further defined in the CARES Act (the “Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period. The outstanding balance was included in long term loans payable at December 31, 2020. On March 6, 2021, the entire loan balance was forgiven.

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

The loans are summarized as follows:

March 31, 2021

Principal outstanding	$659,250
Deferred loan costs, net of amortization	(4,180)
Subtotal	655,070
Less current portion	(59,403)

Total long term portion	$595,667

Interest expense of approximately $4,400 on the above debt instruments was recognized for the quarter ended March 31, 2021.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2021 AND 2020

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this prospectus, particularly those under “Risk Factors.” Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

RECENT DEVELOPMENTS

2021 Private Placement

In March 2021, the Company sold an aggregate of 1,251,625 shares of Common Stock at $4.00 per share to accredited investors for aggregate gross and net cash proceeds of $5,006,375. The Company incurred $407,445 of direct and incremental costs associated with this private placement in cash and issued warrants to purchase 89,730 shares of Common Stock of the Company with a term of 5 years and an exercise price of $4.00 per share. An aggregate of $480,000 of proceeds were raised from related parties (including $250,000 from Kristin Behfar, wife of Alex Behfar), representing approximately 10% of the total gross proceeds.

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

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. In the first quarter of 2021, the Company was notified that the PPP loan was forgiven, recognized as a component of other income in the condensed consolidated statements of operations.

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

Selling, General, and Administrative

Selling, general, and administrative expenses consist of salaries, payroll taxes and other benefits, legal and professional fees, stock-based compensation, rent and office expenses, marketing and travel and other costs associated with our operation.

Other Income

Other income consists primarily of interest income on cash balances, and other miscellaneous items. In the first quarter of 2021, this category also includes the forgiveness of the PPP loan.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Quarter Ended March 31,
	2021	2020	Change	Change %

Revenues	$230,969	$205,811	$25,158	12%

Cost of Revenues	382,853	212,832	170,021	80%

Gross (Loss) Profit	(151,884)	(7,021)	(144,863)	2,063%

Operating Expenses:
Research and development	153,037	182,424	(29,387)	(16)%

Selling, general, and administrative	796,474	313,036	483,438	154%

Total Operating Expenses	949,511	495,460	454,051	92%

(Loss) Income From Operations	(1,101,395)	(502,481)	(598,914)	119%

Other Income and (Expenses):
Interest expense	(4,396)	(14)	(4,382)	31,300%
Forgiveness of indebtedness and other income	210,680	—	(210,680)	100%

Net (Loss) Income	$(895,111)	$(502,495)	(392,616)	78%

Revenues

Revenues for the three months ended March 31, 2021 and 2020 were approximately $231,000 and $206,000, respectively, which represented an increase of $25,000, or 12%. We have eight commercial customers as of March 31, 2021. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In both the three months ended March 31, 2021 and 2020, we recognized revenue under only one of these customer contracts.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 and 2020 were approximately $383,000 and $213,000, respectively, which represented an increase of $170,000, or 80%. The increase was attributable to increased labor costs associated with our revenue generating projects in the 2021 period. Lastly, there was an increase in facility and equipment usage fees during the 2021 period as compared to the 2010 period in order to support the same revenue generating projects and reflect the increased infrastructure built over the past few quarters. We have operated at a gross loss for the past year as our revenues are not yet significant to cover our fixed costs of the facility.

Research and Development

Research and development expenses for the three months ended March 31, 2021 and 2020 were approximately $153,000 and $182,000, respectively, which represented a decrease of $29,000, or 16%. The decrease was primarily attributable to utilization of the facility employees, equipment usage costs and general lab supplies on research and development projects vs. customer assignments.

General and Administrative

Selling, general, and administrative expenses for the three months ended March 31, 2021 and 2020 were approximately $796,000 and $313,000, respectively, which represented an increase of $483,000, or 154%. The increase was primarily attributable to an increase in stock-based compensation of $615,000 primarily resulting from the performance criteria of certain stock options to our Chief Executive Officer having been met in the first quarter of 2021, offset in part by a decrease legal and professional fees of approximately $42,000.

Other Income

Other income for the three months ended March 31, 2021 represents the forgiveness of our PPP loan. Interest income in the three months ended March 31, 2021 and 2020 was insignificant.

Net (Loss) Income

Net (loss) income for the three months ended March 31, 2021 and 2020 was approximately $(895,000) and $(502,000), respectively, which represented a decrease of $(393,000), or 78%. The decrease was primarily attributable to the decrease in gross profit of approximately $145,000 and the increase in G&A expenses of $483,000, principally driven by the increase in non-cash stock based compensation expense. This reflects the establishment of the fab and increase of headcount from 2 to 12.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

March 31, 2021
Cash	$4,907,753
Working Capital	$4,508,100

As of March 31, 2021, we had cash and working capital of $4,907,753 and $4,508,100, respectively. We received approximately $193,000 in funding in the form of a PPP2 loan in February 2021 – see recent developments above. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the three months ended March 31, 2021 and 2020 was approximately $(201,000) and $(203,000), respectively. Net cash used in operating activities for the three months ended March 31, 2021 includes cash used to fund a net loss of approximately $895,000, reduced by approximately $509,000 of non-cash income/expenses, partially offset by $185,000 of net cash provided by changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2020 included cash used to fund a net loss of approximately $502,000, reduced by $77,000 of non-cash expenses, partially offset by $223,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was approximately $21,000 and $223,000, respectively, primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by (used in) financing activities for the three months ended March 31, 2021 and 2020 was approximately $4,858,000 and $(21,000), respectively. Net cash used in financing activities for the three months ended March 31, 2021 was primarily attributable to expenditures to the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan and proceeds from the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are included in Note 2 of our financial statements included elsewhere in this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

Our recently issued accounting standards are included in Note 2 of our financial statements included elsewhere in this report.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2021 to cause that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2021, the Company sold 1,251,625 shares of common stock at $4.00 per share for gross proceeds of $5,006,500 in connection with a private placement of securities. The costs associated with such issuance were $407,445 in cash and warrants to purchase 89,730 shares of Common Stock of the Company with a term of 5 years and an exercise price of $4.00 per share. An aggregate of $480,000 of proceeds were raised from related parties (including $250,000 from Kristin Behfar, wife of Alex Behfar), representing approximately 10% of the total gross proceeds.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.1	Form of Subscription Agreement for March 2021 Private Placement(Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
10.2	Form of Registration Rights Agreement for March 2021 Private Placement (Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 certification of Chief Executive Officer and Principal Financial and Accounting Officer *
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2021.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Alex Behfar
Alex Behfar
Chairman and Chief Executive Officer