Form 10-K/A
period 2020-12-31
Odyssey Semiconductor Technologies, Inc.
filed 2021-05-28
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

 EXPLANATORY NOTE

Pursuant to a comment letter of the Securities and Exchange Commission dated May 19, 2021, this Amendment No. 1 (“Amendment No. 1”) to Annual Report on Form 10-K (the “Annual Report”) of Odyssey Semiconductor Technologies, Inc. (“we”, “our”, “us”, or the “Company”) for the year ended December 31, 2020 is being filed solely to correct management’s conclusion on the Company’s disclosure controls and procedures as of December 31, 2020 under Item 9A from “effective” to “ineffective”, due to a material weakness in our internal control over financial reporting that we identified relating to a lack of segregation of duties. This Amendment No. 1 does not reflect events occurring after April 8, 2021, the original filing date of the Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Principal Executive Officer and Principal Financial and Accounting Officer is providing a Rule 13a-14(a) certification dated May 28, 2021 in connection with this Amendment No. 1 and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 28, 2021 (the “Certifications”).

This Amendment No. 1 only includes the cover page, Item 8, Item 9A, signatures and the Certifications.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

1

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

Melville, NY
April 7, 2021

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash	$272,705	$697,141
Contract assets	62,273	543,944
Accounts receivable	10,877	1,480
Deferred expenses	185,084	111,548
Prepaid expenses and other current assets	33,569	147,065
Total Current Assets	564,508	1,501,178
Restricted cash	103,149	101,141
Deferred offering costs	—	83,983
Property and equipment, net	986,407	389,845
Total Assets	$1,654,064	$2,076,147
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$187,046	$218,005
Deferred revenue	260,447	312,378
Loans payable – short term	53,858	—
Total Current Liabilities	501,351	530,383
Loans payable – long term, net of unamortized debt issuance costs	621,600	—
Total Liabilities	1,122,951	530,383
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31 ,2020 and 2019	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 11,429,661 and 11,159,661 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,143	1,116
Additional paid-in capital	4,046,370	3,017,940
Accumulated deficit	(3,516,400)	(1,473,292)
Total Stockholders’ Equity	531,113	1,545,764
Total Liabilities and Stockholders’ Equity	$1,654,064	$2,076,147

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2019	5,316,667	$532	$(532)	$184,877	$184,877
Dividend to shareholder				(200,000)	(200,000)
Issuance of common stock, net of issuance costs	1,926,327	192	2,429,282		2,429,474
Sale of common stock and related stock based compensation	350,000	35	524,965		525,000
Equity of Odyssey Semiconductor Inc. at the time of the reverse capitalization	3,566,667	357	2,126		2,483
Stock-based compensation		—	62,099	—	62,099
Net loss - year ended December 31, 2019	—	—	—	(1,458,169)	(1,458,169)

Balance - December 31, 2019	11,159,661	$1,116	$3,017,940	$(1,473,292)	$1,545,764
Stock-based compensation		—	623,457	—	623,457
Exercise of stock options	270,000	27	404,973		405,000
Net loss - year ended December 31, 2020	—	—	—	(2,043,108)	(2,043,108)

Balance - December 31, 2020	11,429,661	$1,143	$4,046,370	$(3,516,400)	$531,113

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,043,108)	$(1,458,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	623,457	580,178
Write off of deferred offering costs and other	123,875	—
Depreciation and amortization	111,311	5,341
Changes in operating assets and liabilities:
Contract assets	481,671	(214,882)
Accounts receivable	(9,397)	690
Prepaid expenses and other current assets	92,538	(145,026)
Deferred expenses	(73,536)	(104,627)
Accounts payable and accrued expenses	(30,959)	(37,052)
Deferred revenue	(51,931)	312,378
Total Adjustments	1,267,029	397,000
Net Cash Used In Operating Activities	(776,079)	(1,061,169)
Cash Flows From Investing Activities:
Purchases of property and equipment	(686,915)	(367,005)
Cash acquired in reverse capitalization	—	2,483
Net Cash Used in Investing Activities	(686,915)	(364,522)
Cash Flows From Financing Activities:

Proceeds from government loans	684,580	—
Payment of deferred loan costs	(4,560)	—
Payment of government loans	(4,714)	—
Proceeds from exercise of stock options	405,000	—
Proceed from sale of common stock, net of costs	—	2,445,603
Payment of offering costs related to sale of common stock	—	(16,129)
Payment of deferred offering costs	(39,740)	(30,512)
Dividend to stockholders prior to reverse capitalization	—	(200,000)
Net Cash Provided by Financing Activities	1,040,566	2,198,962

Net Increase (Decrease) In Cash and Restricted Cash	(422,428)	773,271
Cash and Restricted Cash - Beginning Of Year	798,282	25,011
Cash and Restricted Cash - End Of Year	$375,854	$798,282
Cash and Restricted Cash Consisted of the Following:
Cash	$272,705	$697,141
Restricted cash	103,149	101,141
	$375,854	$798,282
Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter ended for:
Interest	$2,200	—
Supplemental information - Issuance of warrant to placement agent	—	$148,202
Fixed assets purchased on account	$20,598
Accrual of deferred offering costs	—	$53,471

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

In February 2021, the Company received approximately $68,000 from the exercise of stock options to purchase 45,625 shares of common stock. On February 24, 2021, the Company received $193,625 pursuant to a promissory note issued under the Paycheck Protection Program Part 2 (“PPP2”). Interest accrues at 1% per annum and the note is payable in 60 monthly installments of $3,300 commencing May 2022. On March 30, 2021, the Company received the proceeds of the first closing pursuant to an offering of its common stock. The Company sold 1,251,625 shares of common stock at $4.00 per share for gross proceeds of $5,006,500 (after expenses, net proceeds were approximately $4.6 million). Warrants equal to 8% of the common shares sold, other than to certain parties that were excluded from fees (“Excluded Counterparties”), will be issued to the placement agent with a 5 year exercise period and an exercise price of $4.00 per share. The Company may sell up to an additional 2,498,375 shares pursuant to this offering. The maximum number of shares in the offering is 3,750,000, but includes up to 250,000 shares that the Company can sell to Excluded Counterparties without incurring fees (cash or warrants) to the placement agent.

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2020	December 31, 2019
Insurance	$33,569	$100,061
Rent	—	908
Professional fees	—	17,500
Deposit	—	20,958
Other	—	7,638
Total	$33,569	$147,065

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	43,705	—
Leasehold improvements	422,318	140,056
Machinery	623,190	241,285
Subtotal	1,107,626	399,754
Accumulated Depreciation	(121,219)	(9,909)
Property and Equipment, net	$986,407	$389,845

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2020	December 31, 2019

Accounts payable	$80,548	$90,720
Accrued payroll and related costs	46,650	51,115
Credit cards payable	49,045	56,759
Insurance	—	14,982
Other	10,803	4,429
Total	$187,046	$218,005

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

The following table summarizes the stock option activity for the years ended December 31, 2020 and 2019:

	Shares	Weighted- Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2019	—	—	—
Options granted	590,000	$1.50	7.8
Balance, January 1, 2020	590,000	1.50	7.8
Options granted (1)	2,937,410	1.50	9.5
Options exercised	(270,000)	1.50	—
Options converted	—	—	—
Options forfeited or expired	—	—	—
Balance, December 31,2020 (1)	3,257,410	$1.50	9.1
Vested shares at December 31, 2020	196,208	1.50	8.9

(1)	Includes the 325,000 options exercisable at $1.50 which vest based upon performance criteria. The criteria was not met as of December 31, 2020 and, as such, the Company did not recognized any expense for such options through December 31, 2020.

The Company has estimated the fair value of fixed stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions for 2020 and 2019 issuances:

	2020	2019
Risk-free interest rate	0.62 - 1.75%	1.60% to 1.72%
Expected term	10 years	3.5 - 5.75 years
Expected volatility	78%	77 - 79%
Expected dividends	0.00%	0.00%
Grant date fair value of common stock	$1.50/share	$1.50/share

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

The provision for income taxes for the taxable periods ended December 31, 2020 and 2019 differs from the statutory federal income tax rate as follows:

Tax benefit at the Federal statutory rate	21.0%
State tax, net of Federal benefit	6.6%
Permanent differences	9.5%
Change in valuation allowance	(37.1)%
Effective income tax rate	0%

Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred taxes assets:
Net operating loss carryforward	$526,000	$200,000
Stock compensation expense	166,000	13,000
R&D Credit	64,000	—

Total deferred tax assets	756,000	213,000
Valuation allowance	(756,000)	(213,000)

Deferred tax asset, net of valuation allowance	$—	$—

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

On March 30, 2021, the Company received the proceeds of the first closing pursuant to an offering of its common stock. The Company sold 1,251,625 shares of common stock at $4.00 per share for gross proceeds of $5,006,500 (after expenses, net proceeds were approximately $4.6 million). Warrants equal to 8% of the common shares sold, other than to certain parties that were excluded from fees (“Excluded Counterparties”), will be issued to the placement agent with a 5 year exercise period and an exercise price of $4.00 per share. The Company may sell up to an additional 2,498,375 shares pursuant to this offering. The maximum number of shares in the offering is 3,750,000, but includes up to 250,000 shares that the Company can sell to Excluded Counterparties without incurring fees (cash or warrants) to the placement agent.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, due to a material weakness in our internal control over financial reporting that we identified relating to a lack of segregation of duties (see below), management concluded that our disclosure controls and procedures were ineffective as of December 31, 2020 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 28, 2021.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC.

By:	/s/ Alex Behfar
Name: Alex Behfar
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Alex Behfar	Chief Executive Officer, Chairman of the Board and Director	May 28, 2021
Alex Behfar	(Principal Executive Officer and Principal Financial and Accounting Officer)

*	Chief Technical Officer and Director	May 28, 2021
Richard Brown

*	Director	May 28, 2021
Richard Ogawa

*	Director	May 28, 2021
Michael Thompson

*By:	/s/ Alex Behfar
Alex Behfar Attorney-in-fact

3