Form 10-Q/A
period 2021-03-31
Odyssey Semiconductor Technologies, Inc.
filed 2021-05-28
CIK 1781405

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

 EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to Quarterly Report on Form 10-Q (the “Quarterly Report”) of Odyssey Semiconductor Technologies, Inc. (“we”, “our”, “us”, or the “Company”) for the period ended March 31, 2021 is being filed solely to correct management’s conclusion on the Company’s disclosure controls and procedures as of March 31, 2021 under Item 4 from “effective” to “ineffective”, due to a material weakness in our internal control over financial reporting that we identified relating to a lack of segregation of duties. This Amendment No. 1 does not reflect events occurring after May 17, 2021, the original filing date of the Quarterly Report, or modify or update those disclosures that may have been affected by subsequent events.

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

This Amendment No. 1 only includes the cover page, Item 1, Item 4, signatures and the Certifications.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, due to a material weakness in our internal control over financial reporting that we identified relating to a lack of segregation of duties as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2021 to cause that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 2021.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Alex Behfar
Alex Behfar
Chairman and Chief Executive Officer

3