Form 10-Q
period 2021-06-30
Odyssey Semiconductor Technologies, Inc.
filed 2021-08-13
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December
	2021	31, 2020
Assets
Current Assets:
Cash	$4,002,228	$272,705
Contract assets	—	62,273
Accounts receivable	4,545	10,877
Deferred expenses	21,782	185,084
Prepaid expenses	39,856	33,569
Total Current Assets	4,068,411	564,508
Restricted cash	103,175	103,149
Property and equipment, net	925,427	986,407
Total Assets	$5,097,013	$1,654,064
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$144,836	$187,046
Deferred revenue	101,980	260,447
Loans payable – short term	67,855	53,858
Total Current Liabilities	314,671	501,351
Loans payable – long term	578,534	621,600
Total Liabilities	893,205	1,122,951
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding At June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 and 11,429,661 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,272	1,143
Additional paid-in capital	9,929,130	4,046,370
Accumulated deficit	(5,726,594)	(3,516,400)
Total Stockholders’ Equity	4,203,808	531,113
Total Liabilities and Stockholders’ Equity	$5,097,013	$1,654,064

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$287,153	$260,189	$518,122	$466,001
Cost of Revenues	361,417	397,822	744,270	610,654
Gross (Loss)	(74,264)	(137,633)	(226,148)	(144,653)
Operating Expenses:
Research and development	466,042	140,846	619,079	323,270
Selling, general, and administrative	772,352	217,517	1,568,826	530,553
Total Operating Expenses	1,238,394	358,363	2,187,905	853,823
(Loss) From Operations	(1,312,658)	(495,996)	(2,414,053)	(998,476)
Other Income:
Forgiveness of PPP loan and other income	3,026	910	213,706	895
Interest income (expense), net	(5,451)	—	(9,847)	—
Net (Loss)	$(1,315,083)	$(495,086)	$(2,210,194)	$(997,581)
Net (Loss) Per Share:
Basic	$(0.10)	$(0.04)	$(0.18)	$(0.09)
Diluted	$(0.10)	$(0.04)	$(0.18)	$(0.09)
Weighted average number of shares of Common Stock :
Basic	12,726,911	11,159,661	12,103,599	11,159,661
Diluted	12,726,911	11,159,661	12,103,599	11,159,661

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2020	11,429,661	$1,143	$4,046,370	$(3,516,400)	$531,113

Stock-based compensation		—	678,918	—	678,918
Sale of common stock	1,251,625	125	5,006,375		5,006,500
Costs associated with sale of common stock			(407,445)		(407,445)
Exercise of stock options	45,625	4	68,434		68,438

Net loss - three months ended March 31, 2021	—	—	—	(895,111)	(895,111)
Balance - March 31, 2021	12,726,911	$1,272	$9,392,652	$(4,411,511)	$4,982,413

Stock-based compensation		—	536,478	—	536,478

Net loss - three months ended June 30, 2021	—	—	—	(1,315,083)	(1,315,083)

Balance - June 30, 2021	12,726,911	$1,272	$9,929,130	$(5,726,594)	$4,203,808

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	11,159,661	$1,116	$3,017,940	$(1,473,292)	$1,545,764

Stock-based compensation	—	—	63,880	—	63,880
Net loss - three months ended March 31, 2020	—	—	—	(502,495)	(502,495)

Balance March 31, 2020	11,159,661	$1,116	$3,081,820	$(1,975,787)	$1,107,149

Stock-based compensation	—	—	116,613	—	116,613

Net loss - three months ended June 30, 2020	—	—	—	(495,086)	(495,086)

Balance June 30, 2020	11,159,661	$1,116	$3,198,433	$(2,470,873)	$728,676

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net (loss)	$(2,210,194)	$(997,581)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock-based compensation	1,215,396	180,493
Forgiveness of PPP loan indebtedness	(210,680)	—
Depreciation and amortization	82,598	42,342
Changes in operating assets and liabilities:
Contract assets	62,273	430,346
Accounts receivable	6,332	(137,780)
Prepaid expenses and other current assets	(6,288)	68,188
Deferred expenses	163,302	(145,334)
Accounts payable and accrued expenses	(42,211)	103,940
Deferred revenue	(158,467)	62,000
Total Adjustments	1,112,255	604,195
Net Cash Used In Operating Activities	(1,097,939)	(393,386)
Cash Flows From Investing Activities:
Purchases of property and equipment	(21,161)	(286,561)
Cash Flows From Financing Activities:
Payment of deferred offering costs	—	(40,742)
Proceeds from government loans	193,625	270,680
Payments of government loans	(12,470)	—
Proceeds from sale of common stock, net of costs	4,599,055	—
Proceeds from exercise of stock options	68,438	—
Net Cash Provided by Financing Activities	4,848,648	229,938

Net Increase (Decrease) In Cash and Restricted Cash	3,729,548	(450,009)
Cash and Restricted Cash - Beginning Of Period	375,855	798,282
Cash and Restricted Cash - End Of Period	$4,105,403	$348,273
Cash and Restricted Cash Consisted of the Following:
Cash	$4,002,228	$246,026
Restricted cash	103,175	102,247
	$4,105,403	$348,273
Supplemental Disclosures of Cash Flow Information:
Cash paid during the six months ended for:
Interest	$4,400	$—

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

Note 1 – Nature of Operations and Liquidity

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

Liquidity and Financial Condition

As of June 30, 2021, the Company had a cash balance, working capital and accumulated deficit of approximately $4,000,000, $3,800,000 and $5,700,000, respectively. During the six months ended June 30, 2021, the Company generated net loss of approximately $2,200,000.

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

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies included in the condensed consolidated financial statements as of December 31, 2020 and for the year then ended, which were previously filed, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 which have been filed with the Securities and Exchange Commission on April 8, 2021, as amended on Form 10-K/A on May 28, 2021.

Note 2 - Summary of Significant Accounting Policies – continued

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

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

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

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

During the six months ended June 30, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $418,000 and $466,000, respectively, of grant revenue. During the three months ended June 30, 2021 and 2020, the Company recognized approximately $225,000 and $260,000, respectively, of grant revenue. Approximately $200,000 of such recognized revenues for the three and six months ended June 30, 2021 was recorded as deferred revenue at December 31, 2020.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of June 30, 2021 and December 31, 2020, deferred expenses were approximately $22,000 and $185,000, respectively.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of June 30,
	2021	2020
Warrants	245,696	155,966
Options	3,550,031	965,000
Total	3,795,727	1,120,966

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2021 and December 31, 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	June 30, 2021	December 31, 2020

Insurance	$39,856	$33,569
Total	$39,856	$33,569

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020

Accounts payable	$31,621	$80,548
Accrued payroll	56,357	46,650
Credit cards payable	32,945	49,045
Other	23,913	10,803
Total	$144,836	$187,046

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	48,205	43,705
Leasehold improvements	434,529	422,318
Machinery	627,640	623,190
Subtotal	1,128,787	1,107,626
Accumulated Depreciation	(203,360)	(121,219)

Property and Equipment, net	$925,427	$986,407

Depreciation and amortization expense related to property and equipment was approximately $40,000 and $13,000 (which was primarily recorded within cost of sales) for the quarters ended June 30, 2021 and 2020, respectively.

Note 6 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through June 30, 2021.

Common Stock Transactions

In March 2021, the Company sold 1,251,625 shares of common stock at $4.00 per share for gross proceeds of $5,006,500 in connection with a private placement of securities. The costs associated with such issuance were $407,445 in cash and warrants to purchase 89,730 shares of Common Stock of the Company with a term of 5 years and an exercise price of $4.00 per share. An aggregate of $480,000 of proceeds were raised from related parties (including an aggregate of $430,000 from Alex Behfar’s family member, Richard Brown, Richard Ogawa and James Shealy), representing approximately 10% of the total gross proceeds.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

From June 1 to June 22, 2021, the Company granted five and ten-year options to purchase shares 388,246 shares of common stock at an exercise price of $2.90 to $3.93 per share to employees, an advisory board member and board members under the 2019 Plan that vests over two to five years.

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2021	3,257,410	$1.50	9.1
Options granted	388,246	3.69	7.8
Options exercised	(45,625)	1.50	—
Options converted		—	—
Options forfeited or expired	—	—	—
Balance, June 30, 2021	3,600,031	$1.74	8.5
Vested shares at June 30, 2021	570,031	1.50	8.5

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following assumptions for 2021 and 2020 issuances:

Risk-free interest rate	1.1%		1.75%
Expected term	7.5 years		10 years
Expected volatility	81%		78%
Expected dividends	0		0.00%
Grant date fair value of common stock	$2.45	/share	$1.50	/share

During the six months ended June 30, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $1,215,000 ($1,144,000 of which was included within general and administrative expenses, $42,000 of which was included in research and development expenses and $29,000 of which was included within cost of revenues on the consolidated statements of operations). During the six months ended June 30, 2020, the Company recognized stock-based compensation expense related to stock options of approximately $180,000 ($101,000 of which was included within general and administrative expenses, $36,000 of which was included in research and development expenses and $43,000 of which was included within cost of revenues on the consolidated statements of operations).

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

During the three months ended June 30, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $545,000 ($501,000 of which was included within general and administrative expenses, $39,000 of which was included in research and development expenses and $5,000 of which was included within cost of revenues on the consolidated statements of operations). During the three months ended June 30, 2020, the Company recognized stock-based compensation expense related to stock options of approximately $79,000 ($69,000 of which was included within general and administrative expenses, $9,000 of which was included in research and development expenses and $1,000 of which was included within cost of revenues on the consolidated statements of operations).

As of June 30, 2021, there was unamortized stock-based compensation of approximately $3,100,000 which the Company expects to recognize over 2.0 years. At June 30, 2021, the intrinsic value of outstanding and vested stock options was approximately $3,300,000 and $1,400,000, respectively.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2021 and December 31, 2020, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020. The minimum lease payments for the years ending December 31 are approximately as follows: $200,000 in each of 2020 to 2023 and $350,000 thereafter.

Note 9 – Concentrations

During the three and six months ended June 30, 2021, substantially all revenues were generated from two government entities. Both of these contracts were completed as June 30, 2021. At June 30, 2021, deferred costs and deferred revenues are attributable to three separate entities.

During the three and six months ended June 30, 2020, substantially all revenues were generated from a government entity pursuant to our contract with such entity and amounted to approximately 97% of total revenues.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2021 AND 2020

The loans are summarized as follows:

June 30, 2021

Principal outstanding	$650,341
Deferred loan costs, net of amortization	(3,952)
Subtotal	646,389
Less current portion	(67,855)

Total long term portion	$578,534

Interest expense on the above debt instruments was approximately $10,000 was recognized for the six months ended June 30, 2021.

Note 11 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through August 13, 2021. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 8, 2021, as amended on Form 10-K/A on May 28, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law. Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated. When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to Odyssey Semiconductor Technologies, Inc., a Delaware corporation, collectively with its wholly-owned subsidiary, Odyssey Semiconductor, Inc, a Delaware corporation.

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

RECENT DEVELOPMENTS

Governmental Assistance

Paycheck Protection Program

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of such qualifying business. The loans and accrued interest are forgivable after certain time periods further defined in the CARES Act (“Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period. On March 6, 2021, the entire loan balance was forgiven.

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

The Company currently has a working prototype in the lab and is continuing to work on further refining the product to enable sampling with potential customers.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Six months Ended
	June 30,		Change	Change %
	2021	2020

Revenues	$518,122	$466,001	$52,121	11	%

Cost of Revenues	744,270	610,654	133,616	22	%

Gross (Loss) Profit	(226,148)	(144,653)	(81,495)	56	%

Operating Expenses:
Research and development	619,079	323,270	295,809	92%
Selling, general, and administrative	1,568,826	530,553	1,038,273	196	%

Total Operating Expenses	2,187,905	853,823	1,334,082	156	%

(Loss) Income From Operations	(2,414,053)	(998,476)	(1,415,577)	142	%

Other Income:
Forgiveness of PPP loan and other income	213,706	895	212,811	23,778	%
Interest income (expense), net	(9,847)	—	(9,847)		—

Net (Loss)	$(2,210,194)	$(997,581)	$(1,212,613)	122	%

Revenues

Revenues for the six months ended June 30, 2021 and 2020 were approximately $518,000 and $466,000, respectively, which represented an increase of $52,000, or 11%. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In the six months ended June 30, 2021, we recognized substantially all of our revenue under two customer contracts which were completed prior to June 30, 2021. During the six months ended June 30, 2020, the Company also recognized substantially all of our revenue from one of these customers. Both of these customer contracts have concluded. We have a few other customers and several outstanding proposals to new customers.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2021 and 2020 were approximately $744,000 and $610,000, respectively, which represented an increase of $134,000, or 22%. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2021 and 2020 periods are relatively consistent and allocated between research and development and cost of revenues based upon the specific projects worked on during the period. During the first quarter of 2021, we also incurred a loss of $60,000 on one government customer contract due to costs exceeding the contract revenues. We have operated at a gross loss for the past year as our revenues are not yet significant to cover our fixed costs of the facility.

Research and Development

Research and development expenses for the six months ended June 30, 2021 and 2020 were approximately $619,000 and $323,000, respectively, which represented an increase of $296,000, or 92%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation of approximately $97,000 as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the six months ended June 30, 2021 and 2020 were approximately $1,569,000 and $531,000, respectively, which represented an increase of $1,038,000, or 196%. The increase was primarily driven by an increase in stock based compensation costs related to options granted to the Chief Executive Officer (including performance awards that related to the private placement that occurred in March 2021) and board members of $1,043,000 as compared to the 2020 period. The 2021 period legal and professional fees were approximately $219,000 as compared to $253,000 for the 2020 period.

Other Income

Other income for the three months ended March 31, 2021 represents the forgiveness of our PPP loan. Other income (expense) for the six months ended June 30, 2021 and 2020 was insignificant.

Net (Loss) Income

Net (loss) income for the six months ended June 30, 2021 and 2020 was approximately $(2,210,000) and $(998,000), respectively, which represented a decrease of $(1,213,000), or 122%. The decrease was primarily attributable to the decrease in gross profit of approximately $82,000 and the increase in research and development and general and administrative expenses of approximately $296,000. This reflects the establishment of the fabrication facility costs associated with being a public company, and increase of headcount from 2 to 12.

Three months ended June 30, 2021 Compared with three months ended June 30, 2020

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For the Three months Ended
	June 30,		Change	Change %
	2021	2020

Revenues	$287,153	$260,189	$26,964	10%

Cost of Revenues	361,417	397,822	(36,405)	-9%

Gross (Loss) Profit	(74,264)	(137,633)	63,369	-46%

Operating Expenses:
Research and development	466,042	140,846	325,196	231%
Selling, general, and administrative	772,352	217,517	554,835	255%

Total Operating Expenses	1,238,394	358,363	880,031	246%

(Loss) From Operations	(1,312,658)	(495,996)	(816,662)	165%

Other Income:
Forgiveness of PPP loan and other income	3,026	910	2,116	232%
Interest income (expense), net	(5,451)	—	(5,451)	—%

Net (Loss)	$(1,315,083)	$(495,086)	$(819,997)	166%

Revenues

Revenues for the three months ended June 30, 2021 and 2020 were approximately $287,000 and $260,000, respectively, which represented an increase of $27,000, or 10%. We had several clients as of June 30, 2020 and two contracts with clients concluded as of June 30, 2021. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In both three months ended June 30, 2021 and 2020, we recognized 78% and 97% of our revenue respectively under one of these customer contracts.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021 and 2020 were approximately $361,000 and $398,000, respectively, which represented a decrease of $36,000, or 9%. The decrease was attributable to increased labor costs associated with our internal research and development projects in 2021, as major client projects finished.

Research and Development

Research and development expenses for the three months ended June 30, 2021 and 2020 were approximately $466,000 and $141,000, respectively, which represented an increase of $325,000, or 231%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the three months ended June 30, 2021 and 2020 were approximately $772,000 and $218,000, respectively, which represented an increase of $555,000, or 255%. The 2021 period had an increase of $432,000 in stock based compensation due to awards issued to the Chief Executive Officer and board members as compared to the corresponding 2020 period. We increased our headcount in 2021, which led to an increase in general and administrative related payroll expenses.

Other Income

Other income (expense) for the three months ended June 30, 2021 and 2020 was insignificant.

Net (Loss) Income

Net (loss) income for the three months ended June 30, 2021 and 2020 was approximately $(1,315,000) and $(495,000), respectively, which represented a decrease of $(820,000), or 166%. The increase in the loss was primarily attributable to the increase in non-cash compensation charge of approximately $466,000 in the 2020 period, offset the decrease in gross profit of approximately $63,000 and the increase in research and development and general and administrative expenses of approximately $325,000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

June 30, 2021
Cash	$4,002,228
Working Capital	$3,753,741

As of June 30, 2021, we had cash and working capital of $4,002,228 and $3,753,741, respectively. We received approximately $193,000 in funding from the PPP2 government loan in February 2021 – see “RECENT DEVELOPMENTS – Governmental Assistance” above. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the six months ended June 30, 2021 and 2020 was approximately $(1,098,000) and $(393,000), respectively. Net cash used in operating activities for the six months ended June 30, 2021 includes cash used to fund a net loss of approximately $2,210,000, reduced by $1,087,000 of non-cash expenses, and reduced by $25,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2020 included cash provided by net loss of approximately $(998,000) partially offset by $223,000 of non-cash expenses and reduced by $381,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was approximately $(21,000) and $(287,000), respectively. Net cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the six months ended June 30, 2021 and 2020 was approximately $4,861,000 and $230,000, respectively. Net cash used in financing activities for the six months ended June 30, 2021 was primarily attributable to expenditures to the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan and proceeds from the exercise of stock options.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting that we previously identified relating to a lack of segregation of duties as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2021.

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

Based upon that continuing evaluation of our disclosure controls and procedures, management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We have developed new procedures that we plan to implement and test in the third and fourth quarters of 2021. We hope to complete the implementation, remediation and test of the new procedures by the end of the year.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2021.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Alex Behfar
Alex Behfar
Chairman and Chief Executive Officer