Form 10-Q
period 2021-09-30
Odyssey Semiconductor Technologies, Inc.
filed 2021-11-18
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 17, 2021, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021 (unaudited)	2020
Assets

Current Assets:
Cash	$3,409,429	$272,705
Contract assets	—	62,273
Accounts receivable	48,045	10,877
Deferred expenses	4,941	185,084
Prepaid expenses and other current assets	35,261	33,569

Total Current Assets	3,497,676	564,508
Restricted cash	103,188	103,149
Property and equipment, net	894,967	986,407

Total Assets	$4,495,831	$1,654,064

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$119,205	$187,046
Loan payable - short term	77,278	53,858
Deferred revenue	30,000	260,447

Total Current Liabilities	226,483	501,351

Loans payable - long term	554,853	621,600
Total liabilities	781,336	1,122,951
Commitments and contingencies (Note 8)	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—

Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 and 11,429,661 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,272	1,143
Additional paid-in capital	9,837,157	4,046,370
Accumulated deficit	(6,123,934)	(3,516,400)

Total Stockholders’ Equity	3,714,495	531,113

Total Liabilities and Stockholders’ Equity	$4,495,831	$1,654,064

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Nine Months Ended September 30,
	2021	2020

Revenues	$693,074	$1,102,071

Cost of Revenues	792,239	1,106,569

Gross Loss	(99,165)	(4,498)

Operating Expenses:

Research and development	1,073,737	430,592
Selling, general, and administrative	1,658,994	869,643

Total Operating Expenses	2,732,681	1,300,235

Loss from Operations	(2,831,846)	(1,304,733)

Other Income (Expense):
Forgiveness of PPP loan and other income	238,719	1
Interest expense	(14,407)	—
Total Other Income (Expense)	224,312	1

Net Loss	$(2,607,534)	$(1,304,732)

Net Loss Per Share:
Basic	$(0.21)	$(0.12)
Diluted	$(0.21)	$(0.12)

Weighted Average Number of Common Shares Outstanding:
Basic	12,320,979	11,173,008
Diluted	12,320,979	11,173,008

See notes to these condensed consolidated financial statements.

	For The three months Ended September 30,
	2021	2020

Revenues	$174,952	$636,070

Cost of Revenues	47,969	495,915

Gross Profit	126,983	140,155

Operating Expenses:
Research and development	454,658	107,323
Selling, general, and administrative	403,441	339,090

Total Operating Expenses	858,099	446,413

Loss From Operations	(731,116)	(306,258)

Other Income (expense):
Other income	25,013	—
Interest expense	(4,560)	(893)
Total Other Income (Expense)	20,453	(893)
Net Loss	$(710,663)	$(307,151)

Net Loss Per Share:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	11,199,703
Diluted	12,726,911	11,199,703

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2020	11,429,661	$1,143	$4,046,370	$(3,516,400)	$531,113
Stock-based compensation	—	—	678,918	—	678,918
Exercise of stock options	45,625	4	68,434	—	68,438
Sale of shares of common stock	1,251,625	125	5,006,375	—	5,006,500
Costs of stock sale	—	—	(407,445)	—	(407,445)
Net loss three months ended March 31, 2021	—	—	—	(895,111)	(895,111)
Balance March 31, 2021	12,726,911	1,272	9,392,652	(4,411,511)	4,982,413

					—
Stock-based compensation	—	—	223,155	—	223,155
Net loss three months ended June 30, 2021	—	—	—	(1,001,760)	(1,001,760)
Balance June 30, 2021	12,726,911	1,272	9,615,807	(5,413,271)	4,203,808

Stock-based compensation	—	—	221,350	—	221,350
Net loss three months ended September 30, 2021	—		—	(710,663)	(710,663)
Balance September 30, 2021	12,726,911	$1,272	$9,837,157	$(6,123,934)	$3,714,495

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2019	11,159,661	1,116	3,017,940	(1,473,292)	1,545,764
Stock-based compensation	—	—	63,880	—	63,880
Net loss three months ended March 31, 2020	—	—	—	(502,495)	(502,495)
Balance March 31, 2020	11,159,661	1,116	3,081,820	(1,975,787)	1,107,149

Stock-based compensation	—	—	116,613	—	116,613
Net loss three months ended June 30, 2020	—	—	—	(495,086)	(495,086)
Balance June 30, 2020	11,159,661	1,116	3,198,433	(2,470,873)	728,676

Exercise of stock options	153,750	15	230,609	—	230,624
Stock-based compensation	—	—	148,781	—	148,781
Net loss three months ended September 30, 2020	—	—	—	(307,151)	(307,151)
Balance September 30, 2020	11,313,411	$1,131	$3,577,823	$(2,778,024)	$800,930

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For The Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,607,534)	$(1,304,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,123,423	329,274
Forgiveness of PPP loan and other	(210,680)	—
Depreciation and amortization	124,631	72,811
Changes in operating assets and liabilities:
Contract assets	62,273	430,732
Accounts receivable	(37,168)	(184,418)
Prepaid expenses and other current assets	(1,693)	55,657
Deferred expenses	180,143	29,547
Accounts payable and accrued expenses	(67,843)	93,636
Deferred revenue	(230,447)	(106,000)

Total Adjustments	942,639	721,239

Net Cash Used In Operating Activities	(1,664,895)	(583,493)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	(32,505)	(610,487)

Net Cash from Investing Activities	(32,505)	(610,487)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs	4,599,055	—
Proceeds from government loans	193,625	684,580
Repayment of government loans	(26,956)	(1,175)
Proceeds from exercise of stock options	68,438	230,624
Payment of deferred offering costs	—	(40,742)
Payment of deferred loan costs	—	(4,560)

Net Cash Provided By Financing Activities	4,834,162	868,727

Net Increase (Decrease) In Cash and Restricted Cash	3,136,762	(325,253)

Cash and Restricted Cash - Beginning Of Period	375,855	798,283

Cash and Restricted Cash - End Of Period	$3,512,617	$473,030

Cash and Restricted Cash Consisted of the Following:
Cash	$3,409,429	$370,220
Restricted cash	103,188	102,810
Cash and Restricted Cash	$3,512,617	$473,030
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$6,911	$100

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

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

Liquidity and Financial Condition

As of September 30, 2021, the Company had a cash balance, working capital and accumulated deficit of approximately $3,410,000, $3,270,000 and $6,100,000, respectively. During the nine months ended September 30, 2021, the Company generated a net loss of approximately $2,600,000.

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

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies included in the condensed consolidated financial statements as of September 30, 2021 and for the year then ended, which were previously filed, except as disclosed in this note.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2020 which have been filed with the Securities and Exchange Commission on April 8, 2021, as amended on Form 10-K/A on May 28, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies – continued

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

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

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

During the nine months ended September 30, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $418,000 and $900,000, respectively, of grant revenue. During the three months ended September 30, 2021 and 2020, the Company recognized approximately $0 and $450,000, respectively, of grant revenue.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of September 30, 2021 and December 31, 2020, deferred expenses were approximately $5,000 and $185,000, respectively.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

Note 2 - Summary of Significant Accounting Policies – continued

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of September 30,
	2021	2020
Warrants	245,696	155,966
Options	2,042,857	1,736,250
Total	2,288,553	1,892,216

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2021 and December 31, 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	September 30, 2021	December 31, 2020

Insurance	$35,261	$33,569
Total	$35,261	$33,569

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020

Accounts payable	$29,850	$80,548
Accrued payroll	61,803	46,650
Credit cards payable	13,130	49,045
Other	14,422	10,803
Total	$119,205	$187,046

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	43,705	43,705
Leasehold improvements	450,374	422,318
Machinery	627,641	623,190
Subtotal	1,140,133	1,107,626
Accumulated Depreciation	(245,166)	(121,219)

Property and Equipment, net	$894,967	$986,407

Depreciation and amortization expense related to property and equipment was approximately $42,000 and $30,400 (which was primarily recorded within cost of sales) for the quarters ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment was approximately $125,000 and $73,000 (which was primarily recorded within cost of sales) for the nine months ended September 30, 2021 and 2020, respectively.

Note 6 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through September 30, 2021.

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

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

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

On March 11, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s then newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance based options were established in the quarter ended September 30, 2020. The terms of the performance based options were met during the quarter ended March 31, 2021.

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

On July 16, 2020, the Company granted the following ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s then Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 600,000 shares of common stock that vests ratably on a monthly basis over one year and (ii) an option to purchase 200,000 shares of common stock that vests based on specified performance criteria.

On September 16, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to increase the number of shares of common stock authorized for issuance under the 2019 Plan from 2,500,000 shares to 4,600,000 shares.

On September 22, 2020, the Company granted a ten-year options to purchase shares 1,637,410 shares of common stock at an exercise price of $1.50 per share to the Company’s then Chairman and Chief Executive Officer under the 2019 Plan that vests ratably on a monthly basis over two years commencing March 11, 2022.

From June 1 to June 22, 2021, the Company granted five and ten-year options to purchase 388,246 shares of common stock at an exercise price of $2.90 to $3.93 per share to employees, an advisory board member and board members under the 2019 Plan that vest over two to five years.

On September 22, 2021, upon the resignation of our then Chief Executive Officer and Chairman, a total of 1,911,160 unvested options that he received on September 25, 2019, March 11, 2020, July 16, 2020 and September 22, 2020 were forfeited as of such date. On such date, the Company also provided the acceleration of 25,000 unvested stock options issued on September 25, 2019, which were to vest as of September 25, 2021. The impact of the modification of the stock option was not material.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

Note 7 – Equity Compensation Plan – continued

The stock option activity from January 1, 2021 through September 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2021	3,257,410	$1.50	9.0
Options granted	388,246	3.69	9.4
Options exercised	(45,625)	1.50	—
Options converted	—	—	—
Options forfeited or expired	(1,911,160)	1.50	—
Balance, September 30, 2021	1,688,871	$2.00	7.5
Vested shares at September 30, 2021	983,667	1.50	8.1

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

During the nine months ended September 30, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $1,123,000 ($1,023,000 of which was included within general and administrative expenses, $69,000 of which was included in research and development expenses and $31,000 of which was included within cost of revenues on the consolidated statements of operations). During the nine months ended September 30, 2020, the Company recognized stock-based compensation expense related to stock options of approximately $329,000 ($198,000 of which was included within general and administrative expenses, $70,000 of which was included in research and development expenses and $61,000 of which was included within cost of revenues on the consolidated statements of operations).

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

Note 7 – Equity Compensation Plan – continued

During the three months ended September 30, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $221,000 ($192,000 of which was included within general and administrative expenses, $27,000 of which was included in research and development expenses and $2,000 of which was included within cost of revenues on the consolidated statements of operations). During the three months ended September 30, 2020, the Company recognized stock-based compensation expense related to stock options of approximately $180,000 ($101,000 of which was included within general and administrative expenses, $36,000 of which was included in research and development expenses and $43,000 of which was included within cost of revenues on the consolidated statements of operations).

As of September 30, 2021, there was unamortized stock-based compensation of approximately $1,300,000 which the Company expects to recognize over 1.7 years. At September 30, 2021, the intrinsic value of outstanding and vested stock options was approximately $547,000 and $413,000, respectively.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2021 and December 31, 2020, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020. The minimum lease payments for the years ending December 31 are approximately as follows: $200,000 in each of 2020 to 2023 and $350,000 thereafter.

Note 9 – Concentrations

During the nine months ended September 30, 2021, approximately 60% of revenues were generated from two government entities. Both of these contracts were completed as September 30, 2021. At September 30, 2021, deferred costs and deferred revenues are attributable to one customer contract.

During the three and nine months ended September 30, 2020, substantially all revenues were generated from a government entity pursuant to our contract with a governmental entity and amounted to approximately 60% and 83% of total revenues, respectively.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

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

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020

Note 10 – Government Loans - continued

The loans are summarized as follows:

	September 30, 2021	December 31, 2020

Principal outstanding	$635,855	$679,866
Deferred loan costs, net of amortization	(3,724)	(4,408)
Subtotal	632,131	675,458
Less current portion	(77,278)	(53,858)

Total long term portion	$554,853	$621,600

Interest expense on the above debt instruments was approximately $14,000 and $5,000 was recognized for the nine and three months ended September 30, 2021,respectively.  Interest expense of approximately $1,400 was recognized for the quarter and nine-months ended September 30, 2020.

Note 11 – Restatement of stock compensation expense

In calculating our stock based compensation expense for the quarter ended June 30, 2021, we identified errors in our previously issued financial statements as of June 30, 2021 related to the measurement of vested stock options. We assessed the materiality of this error in accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108, and concluded the error were immaterial to the prior period but, if corrected in the current period, would have been material to the current quarter. Under SAB 108, such prior-period misstatements which, if corrected in the current period would be material to the current period, must be corrected by adjusting the prior-period financial statements. Correcting prior-period financial statements for such immaterial misstatements does not require previously filed reports to be amended.

For the three and six months ended June 30, 2021, correction of this error decreased our stock based compensation expense, general and administrative expenses, total operating expenses and net loss by $313,323.  Loss per share decreased in the three and six months ended June 30, 2021 by $0.02 in each period, to $0.08 per share and $0.16 per share, respectively. Further, additional paid in capital and accumulated deficit at June 30, 2021 also decreased by $313,323.

Note 12 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through November 17, 2021. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

RECENT DEVELOPMENTS

On September 22, 2021, Alex Behfar resigned as our Chief Executive Officer, Chairman of the Board of Directors and a Director. On the same day, Richard Brown was appointed as our Interim Chief Executive Officer and John Edmunds as our Chairman. As of the date of such resignation, Mr. Behfar owned stock options to purchase 2,672,000 shares of common stock, of which 1,911,000 unvested options were forfeited.

On October 6, 2021, in connection with Mr. Behfar’s resignation, the Company entered into a separation agreement with Mr. Behfar. Pursuant to the separation agreement, among other things, Mr. Behfar agreed to certain waiver and release of claims in favor of the Company, and the Company agreed to pay Mr. Behfar certain severance consideration, including payment of three months of health insurance premium and acceleration of vesting of 25,000 non-qualified stock options (granted on September 25, 2019 and exercisable at $1.50 per share) which were to vest as of September 25, 2021.

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

Consulting Service

On October 18, 2019, the Company entered into an exclusive two-year consulting agreement with Akash Systems, Inc. (“Akash”), pursuant to which the Company agreed to provide certain consulting services to Akash in connection with process development and fabrication of GaN-on-Diamond high-electron-mobility transistors and monolithic microwave integrated circuits. Pursuant to the agreement, Akash guarantees to purchase at least one wafer per month from the Company for a total of 24 wafers during the term of the agreement, at a price of $85,000 per wafer. The Company delivered 2 wafers as of September 30, 2020, and the contract expired as of October 18, 2021.

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

Other Income

Other income (expense) consists primarily of interest income on cash balances, forgiveness of PPP loan and other miscellaneous items.

RESULTS OF OPERATIONS

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Nine Months Ended September 30		Difference $	Difference %
	2021	2020

Revenues	$693,074	$1,102,071	$(408,997)	-37%

Cost of Revenues	792,239	1,106,569	$(314,330)	-28%

Gross Loss	(99,165)	(4,498)	$(94,667)	2105%

Operating Expenses:

Research and development	1,073,737	430,592	$643,145	149%
Selling, general, and administrative	1,658,944	869,643	$789,301	91%

Total Operating Expenses	2,732,681	1,300,235	$1,432,446	110%

Loss From Operations	(2,831,846)	(1,304,733)	$(1,527,113)	117%

Other Income:
Forgiveness of PPP loan and other income	238,719	1	$238,718	1000%
Interest expense	(14,407)	—	$(14,407)	—

Net Loss	$(2,607,534)	$(1,304,732)	$(1,299,802)	100%

Revenues

Revenues for the nine months ended September 30, 2021 and 2020 were approximately $693,000 and $1,102,000, respectively, which represented a decrease of $409,000, or 37%. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In the nine months ended September 30, 2021, we recognized substantially all of our revenue under three customer contracts. During the nine months ended September 30, 2020, the Company also recognized substantially all of our revenue from one of our government contract customers. The customer contracts with governmental entities have concluded. We have a few other customers and several outstanding proposals to new customers.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2021 and 2020 were approximately $792,000 and $1,107,000, respectively, which represented a decrease of $314,000, or 28%. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2021 and 2020 periods are and allocated between research and development and cost of revenues based upon the specific projects worked on during the period. During the nine months ended September 30, 2021, we also incurred a loss of $60,000 on one government customer contract due to costs exceeding the contract revenues. We have operated at a gross loss for the past year as our revenues are not yet significant to cover our fixed costs of the facility.

Research and Development

Research and development expenses for the nine months ended September 30, 2021 and 2020 were approximately $1,074,000 and $431,000, respectively, which represented an increase of $643,000, or 149%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation of approximately $230,000 as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the nine months ended September 30, 2021 and 2020 were approximately $1,659,000 and $870,000, respectively, which represented an increase of $789,000, or 91%. The increase was primarily driven by an increase in stock-based compensation costs related to options granted to the Chief Executive Officer (including performance awards that related to the private placement that occurred in March 2021) and board members of approximately $866,000 as compared to the 2020 period. Legal and professional fees were approximately $254,000 in the 2021 period as compared to $336,000 for the 2020 period.

Other Income

Other income for the nine months ended September 30, 2021 includes the forgiveness of our PPP loan of $ 239,000. Other income (expense) for the nine months ended September 30, 2021 includes to the sale of miscellaneous tools, and in 2020 was insignificant.

Net (Loss) Income

Net (loss) income for the nine months ended September 30, 2021 and 2020 was approximately $(2,607,000) and $(1,304,000), respectively, which represented a decrease of $(1,303,000), or 100%. The decrease was primarily attributable to the increase in research and development and general and administrative expenses of approximately $1,432,000 driven in turn by an increase in non-cash stock compensation expense of $794,000.

Three months ended September 30, 2021 compared with three months ended September 30, 2020

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The three months Ended September 30,		Difference $	Difference %
	2021	2020

Revenues	$174,952	$636,070	$(461,118)	-72%

Cost of Revenues	47,969	495,915	$(447,946)	-90%

Gross Profit	126,983	140,155	$(13,172)	-9%

Operating Expenses:
Research and development	454,658	107,323	$347,335	324%
Selling, general, and administrative	403,441	339,090	$64,351	19%

Total Operating Expenses	858,099	446,413	$411,686	92%

Loss From Operations	(731,116)	(306,258)	$(424,858)	391%

Other Income:
Forgiveness of PPP loan and other income	25,013	—	$25,013	—
Interest expense	(4,560)	-893	$(3,667)	411%
Net Loss	$(710,663)	$(307,151)	$(403,512)	131%

Revenues

Revenues for the three months ended September 30, 2021 and 2020 were approximately $175,000 and $636,000, respectively, which represented a decrease of $461,000, or 72%. We had several clients as of September 30, 2020 and two government contracts with clients concluded as of September 30, 2021. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. In the three months ended September 30, 2021 and 2020, we recognized 0% and 88% respectively of our revenue under one of these government contracts. The government contracts have concluded prior to September 30, 2021.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 and 2020 were approximately $48,000 and $496,000, respectively, which represented a decrease of $448,000, or 90%. The decrease was attributable to decrease labor and allocated facilities costs associated with our client projects in 2021, as major client projects finished in earlier quarters.

Research and Development

Research and development expenses for the three months ended September 30, 2021 and 2020 were approximately $455,000 and $107,000, respectively, which represented an increase of $347,000, or 324%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the three months ended September 30, 2021 and 2020 were approximately $403,000 and $339,000, respectively, which represented an increase of $64,000, or 19%. The 2021 period had an increase of approximately $192,000 in stock-based compensation due to awards issued to the then Chief Executive Officer and board members as compared to $56,000 in the corresponding 2020 period.

Other Income

Other income (expense) for the three months ended September 30, 2021 and 2020 was insignificant.

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2021 and 2020 was approximately $(711,000) and $(307,000), respectively, which represented a decrease of $(404,000), or 131%. The increase in the loss was primarily attributable to the increase in research and development and general and administrative expenses of approximately $412,000 – driven in part by an increase of $82,000 in stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

September 30, 2021
Cash	$3,409,429
Working Capital	$3,271,191

As of September 30, 2021, we had cash and working capital of $3,409,429 and $3,271,191, respectively. We received approximately $194,000 in funding from the PPP2 government loan in February 2021 – see “RECENT DEVELOPMENTS – Governmental Assistance” above. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the nine months ended September 30, 2021 and 2020 was approximately $(1,665,000) and $(583,000), respectively. Net cash used in operating activities for the nine months ended September 30, 2021 includes cash used to fund a net loss of approximately $2,608,000, reduced by $1,037,000 of non-cash expenses, and reduced by $95,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2020 included cash provided by net loss of approximately $(1,304,000) partially offset by $402,000 of non-cash expenses and reduced by $319,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was approximately $(33,000) and $(610,000), respectively. Net cash used in investing activities for the nine months ended September 30, 2020 was primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the nine months ended September 30, 2021 and 2020 was approximately $4,834,000 and $869,000, respectively. Net cash used in financing activities for the nine months ended September 30, 2021 was primarily attributable to expenditures to the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan and proceeds from the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2020 was primarily attributable proceeds under government loan programs of $684,000 and proceeds from the exercise of stock options of $231,000.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting that we previously identified relating to a lack of segregation of duties as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2021.

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

Based upon that continuing evaluation of our disclosure controls and procedures, management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We are developing new procedures that we are implementing and testing in the fourth quarters of 2021. We hope to complete the implementation, remediation and test of the new procedures by the end of the year.

Changes in Internal Controls over Financial Reporting

As of the September 30, 2021, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial despite the fact that virtually all of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls over financial reporting to minimize any related impact on their effectiveness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.1	Form of Separation Agreement, dated October 6, 2021, by and between Alex Behfar and Odyssey Semiconductor Technologies,Inc. (Filed herewith.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer *
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2021.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Richard Brown
Richard Brown
Interim Chief Executive Officer

