Form 10-K
period 2021-12-31
Odyssey Semiconductor Technologies, Inc.
filed 2022-03-31
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2021

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

As of March 31, 2022, there were 12,726,911 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

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

Unless the context otherwise requires, the terms “we”, “our”, “ours” “us” and “Odyssey Technologies”, refer to Odyssey Semiconductor Technologies, Inc. and its direct and indirect subsidiaries, including Odyssey Semiconductor, Inc. and JR2J LLC, on a combined basis.

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

Overview of The Semiconductor Industry

The semiconductor industry was formed in 1960 when the production of semiconductors became a viable option. The global semiconductor market has grown rapidly, from over $1 billion in 19641 to $425.96 billion in 2020 and projected to grow to $803.15 billion by 20282.

The application of semiconductors has expanded extensively from radio in the 1960s to crucial electronic components nowadays to all manufactured products with computing or power management capabilities, ranging from computers and personal electronics to automotive goods and heavy machinery. Semiconductor devices mounted inside many electronics appliances are important electronic components that support our everyday lives.

Integrated circuits (ICs) and electronic discrete components such as diodes (which are two-terminal electronic components that conduct current primarily in one direction) and transistors (which are devices possessing an amplification function) are made of semiconductors.

1 Pines, Lawrence. \Who Are Advanced Micro Devicesf Main Competitors?. Investopedia. Accessed September 30, 2019. https://www.investopedia.com/articles/markets/041816/who-are-advanced-micro-devices-main-competitors-amd.asp

2 https://www.fortunebusinessinsights.com/semiconductor-market-102365

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

Advantage and Market Focus of the Company

Semiconductors are materials which have a conductivity between conductors (generally metals), which has full conductivity, and nonconductors or insulators (such as most ceramics), which has negligible conductivity. The conductivity of a semiconductor material may be altered in useful ways by the deliberate, controlled introduction of impurities into the crystal structure of the material to modulate its electrical, optical and structural properties. This process is known as “doping”.

Silicon (Si) is traditionally the most common semiconductor material. However, Si-based systems have proven to perform inadequately. We described the applications where Si-based systems perform inadequately as the premium power switching device market, which was $571 million in 2018 and is projected to pass $5 billion by 20293.This growth is largely driven by the rapid adoption of electric vehicles (EV) and hybrid electric vehicles (HEV) and the growing number of installations of renewables such as solar and wind power as well as increased demand for more efficient industrial motor drives.

The premium power switching device market is currently dominated by the semiconductor material silicon carbide (SiC). GaN-based systems outperform Si and SiC based systems in every way due to the superior material properties of GaN. However, GaN devices have, to-date proven difficult to process using standard semiconductor processing methods that are used to create Si and SiC based devices. While GaN can be implanted with ions through doping process like any other semiconductor, unlike Si or SiC, the temperature required to activate the ions in GaN destroys the crystal, making implant and activate scheme impractical in the GaN material. The Company has developed proprietary technology that allows activation of dopants in the GaN. This proprietary technology allows GaN to be processed in a manner that for the first time makes high voltage GaN power switching devices viably manufacturable.

The Company expects that its GaN power products will completely overlap the current market for SiC power switching market. Furthermore, the Company expects that its GaN power products will exceed switching speeds and operating voltages currently attainable reliably with SiC.

GaN is both less expensive to produce and offers significant performance advantages over SiC in system efficiency and system size. Currently there are no GaN devices in the market with ratings more than 1,000 V, which will be our strength area, however, our products will address voltages as low as 650 V.

3 Omdia: \GaN & SiC power semiconductor markets set to pass $1 billion mark in 2021. published July 22, 2020

What Is A Switch-Mode Power Converter

Broadly speaking, switch-mode power converters are used to efficiently transform one voltage to another for the purpose of supplying power to and from different systems.

Simple case - Power converter (brick) converts power at 120 V wall plug to power to 18.5 V to safely charge laptops/phones:

Advanced case - Power converters charge 400 V batteries from 120 V wall plug / Power motor at 400 V from variable battery voltage / Charge batteries from regenerative braking to 400 V:

What Is A Power Switch

A power switch is a semiconductor device that can switch large voltages and currents at high frequency. It is the heart of any power converter. An ideal power switch presents little resistance in the “on” state, infinite resistance in the “off” state, and can switch between “on” and “off” at high speed with no stored charge.

Different semiconductor materials are better suited to making power switches. For a given operating voltage, GaN is 1000 times less resistive than Si, and 10 times less resistive than SiC. Lower resistance results in switches that reduce power loss. Moreover, GaN devices take up less area than Si or SiC, which lowers their capacitance, which allows a faster system switching speed.

Inductors and transformers typically are the largest components in the system. GaN based solutions are approximately 1/4 of the size of SiC based solutions. Smaller passive components are cheaper than larger variants because of the requirement of less materials such as copper.

The system size of a power converter is inversely related to the switching speed at which it operates. As switching speed increases, the size of the surrounding passive components become much smaller. GaN power converter circuits are approximately 4x smaller than SiC solutions for equivalent power ratings.

Examples of Passive Components Accompanying Switches

Furthermore, replacing SiC devices with GaN devices has the potential to reduce power loss by 40-70% compared to SiC. The diagram below compares the level of power losses with the use of Si, Sic and GaN based systems:

In summary, GaN-based solutions are smaller in size, cost less and yield greater efficiency comparing to Si-based or SiC-based solutions.

Comparing SiC and GaN Solutions for EVs

Our proprietary vertically conducting GaN devices are approximately 10 times smaller in chip size compared to devices fabricated from SiC, since the resistance of GaN is approximately one-tenth of that of SiC. As such, the cost of making vertically conducting devices are significantly lower than SiC devices.

The Company expects that a significant market exists for GaN solutions, especially in the EV market. For example, there are 24 units of SiC metal-oxide-semiconductor field-effect transistor (MOSFET) used in each Tesla Model 3 module. There were over 800,000 Tesla Model 3 units delivered as of December 2020, which represents about 19,200,000 SiC MOSFETs. It is estimated that by 2025 each year there will be approximately 8.4 million EVs and 25 million HEVs to be sold[4].

In November 2020, Yole  provided the following forecast on the power SiC market that the market is growing at a 30% Compound Annual Growth Rate (CAGR) and will grow to $2.5 billion by 2025. The largest segment in this market is for automotive (e.g., EV) and estimated to be $1.55 billion in 2025. Our products will completely overlap those of SiC power devices and as such, our Total Available Market will be at least equal that of the power SiC market.

4 https://www.jpmorgan.com/global/research/electric-vehicles

Competition and Challenges

There are many horizontal-conduction (meaning the current flows horizontally, along the surface of the wafer), high-electron-mobility transistor (HEMT) products emerging from industry. HEMT transistors are able to operate at higher frequencies than ordinary transistors, up to millimeter wave frequencies, and are used in high-frequency products such as cell phones, satellite television receivers, voltage converters, and radar equipment. However, horizontal-conduction device technology has difficulty scaling beyond 650 V.

In contrast to horizontal-conduction devices, vertical-conduction (meaning the current flows from the top surface of the wafer to the bottom surface) devices could easily have scaling beyond 650 V; however, there are currently few discrete parts available with ratings above 650 V, and none above 1,000 V. The Company believes it is uniquely poised to enter into the >1,000 V device market and above with its vertical conduction device technology.

Demonstration of Vertical Conduction

We expect that our competitors will include a number of larger companies, particularly in the SiC area (such as STMicro, WolfSpeed, Texas Instruments (TI), Infineon, On Semiconductor, and etc.) which have more substantial research and development budgets than us. Even smaller companies which are more targeted in their development efforts, such as Nexgen Power Systems, Inc., may be our potential competitors. If we are unable to compete effectively with our competitors, our products or technologies may be rendered obsolete or noncompetitive, which could materially adversely affect our business and results of operations.

Intellectual Property

The company has two issued patents to date by the U.S. Patent and Trademark Office. In addition, the Company also currently has a number of additional patent applications pending.

The Company is continuing to actively prepare and submit new patent applications based on its proprietary technology. Furthermore, the Company continues to perform research and development that will likely result in additional patent applications in the future.

Research & Development, and Commercialization of Our Technology

We perform research and development on GaN power switching devices as well as provide consulting services to third parties with regard to similar foundry processing which may involve materials other than GaN. We plan to meet the following milestones for the commercialization of our GaN technology:

From inception to 2021:	●	Continue developing medium to high voltage GaN-based vertical conduction devices
	●	Confirm specifications and packaging plans for samples of first product with customers
	●	Write and submit patent applications

From 2022	●	Complete initial development of first GaN-based vertical conduction product
	●	Continue to write and submit patent applications
	●	Provide customers with engineering samples of first product
	●	Hire new CEO and develop sales and marketing capability
	●	Ship first GaN-based vertical conduction product to customers (fourth quarter of 2022)
	●	Start qualifications under qualified under Joint Electron Device Engineering Council (“JEDEC”) standards

From 2023	●	Provide customers with engineering samples of second product
	●	Expand the production of the first product
	●	Ship second product

We plan to market our products in the following market verticals:

●	Industrial motor drives: It is estimated that motor drives consume 45% of all power generated in the world.[5] Energy consumption can be drastically reduced by using variable-frequency drives (VFDs) on induction motors. The compound annual growth rate (CAGR) of the VFD market is estimated to be 6.7% to 2025, by which year the market size of the market is estimated to be $33.1 billion.[6]

●	EV / HEV power systems: It is projected that electric vehicles will account for over 22% of all vehicle sales by 2030.[7] We estimate that adoption of GaN-based drive systems could potentially increase efficiency by 15%. The CAGR of the EV power electronics market is estimated to be 4.48% from 2017-2022, and the market size is estimated to be $5.49 billion by 2022.[8]

●	Grid connected renewable power systems: Solar power accounted for 29% of all new electric generating capacity brought online in 2018.[9] We believe that GaN-based power conversion systems will reduce system size and increase efficiency and reliability. The CAGR of the Photovoltaic (PV) power electronics market is estimated to be 3.9% by 2026 with a market share of $10.37 billion.[10]

The Company has incurred $1,519,631 in research expenses during the year ended December 31, 2021.

Employees

As of December 31, 2021, we have 11 full time employees and 1 part-time employee. No employees are subject to collective bargaining agreements.

Principal Offices

Our principal offices are located at 9 Brown Road, Ithaca, NY 14850.

We lease one (1) 10,000 sq. ft. facility in the State of New York for our operations. Our lease expires on November 30, 2025.

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

5 CleanTechnica. \Electric Motors Use 45% of Global Electricity, Europe Responding {+ Electric Motor Efficiency Infographic},. June 16, 2011. https://cleantechnica.com/2011/06/16/electric-motors-consume-45-of-global-electricity-europe-responding-electric-motor-efficiency-infographic/.

6 https://www.grandviewresearch.com/industry-analysis/variable-frequency-speed-drives-vfd-vsd-market

7 https://www.prnewswire.com/in/news-releases/electric-vehicles-market-sales-will-surge-to-4-million-units-in-2020-12-million-units-in-2025-and-21-million-units-in-2030-858019212.html

8 https://www.marketsandmarkets.com/Market-Reports/automotive-power-electronics-market-226516353.html

9 https://www.seia.org/research-resources/solar-market-insight-report-2018-q3

10 https://www.prnewswire.com/news-releases/pv-inverter-market-size-worth-10-37-billion-by-2026-cagr-3-9-grand-view-research-inc-300902312.html

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

We are recently formed and are currently operating at a loss. Our lack of operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with an investment in our shares of common stock (“Common Stock”).

The Company was recently formed in 2019 and is currently operating at a loss. Therefore, the Company is subject to the risks involved with any speculative early-stage enterprise. There is no assurance that the Company will successfully offer, market and distribute its products or services. The Company may continue to experience net losses and negative cash flows from operations or become only marginally profitable. The time required to reach substantial profitability is highly uncertain. There is no assurance that the Company will be able to achieve substantial profitability or that profitability, if achieved, can be sustained on an ongoing basis. There is no assurance that actual cash requirements will not exceed our estimates. Such risks for the Company include, but are not limited to:

●	an evolving, unpredictable and unproven business model;

●	an intensely competitive developing market;

●	rapidly changing technology and unpredictable characteristics of materials and processes;

●	managing growth;

●	dependence on key personnel;

●	limited operating capital and limited access to credit; and

●	other unforeseen changes and developments.

In order to address these risks, the Company must, among other things:

●	implement and successfully execute its business strategy;

●	provide superior customer service;

●	respond to competitive developments;

●	attract, retain and motivate qualified personnel; and

●	respond to unforeseen and changing circumstances

The Company cannot assure investors that it will succeed in addressing these risks.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Under such circumstances our business may be severely disrupted and we may incur additional expenses attempting to recruit and retain new officers.

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

There may be limitations on the effectiveness of our internal controls. Failure of our internal control over financial reporting could harm our business and financial results.

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

We are a small organization and we do not have a Chief Financial or Accounting Officer. In connection with the evaluation of our internal control over financial reporting as of December 31, 2021 that was undertaken by management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management determined that our internal controls were not operating effectively.

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

However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 30.

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

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the Company as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and operating results.

We depend on a limited number of customers and the loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

During the year ended December 31, 2021, approximately 56% of revenues were generated from two governmental entities (“Governmental client”). Our contracts with both of such Governmental clients expired in 2021. During the year ended December 31, 2020, approximately 85% of revenues were generated from one Governmental client pursuant to our contract with such entity. No other client accounted for more than 10% of revenues.

Due to the concentration of revenues from a limited number of customers, if we do not receive the payments expected from any of these major customers, our revenue, results of operation and financial condition will be negatively impacted.

In addition, we cannot assure that any of our customers in the future will not cease purchasing products or services from us in favor of products or services produced by other suppliers, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenue, profitability, and results of operations.

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

We face a potential risk of product liability as a result of any of the products that we develop, manufacture and/or offer for sale. For example, we may be sued if any product we develop, manufacture and/or sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for products that we may offer for sale;

●	injury to our reputation;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients; and

●	product recalls, withdrawals or labeling, marketing or promotional restrictions.

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

We plan to use third-party contractors for certain of our manufacturing activities. Our agreements with these manufacturers may require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We may be also dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasted needs proved to be materially incorrect.

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

Risks Related to the Semiconductor Industry

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

Prior to purchasing our products, our customers may require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system as well as rigorous reliability testing. This qualification process may continue for a few months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the product’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional few months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we will devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

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

We anticipate that a certain amount of our total revenue may be derived from countries outside of the United States, and we might maintain certain operations in these regions. In addition, we may rely on a number of contract manufacturers whose operations are primarily located in outside of the United States. Risks inherent in doing business on a global level include, among others, the following:

●	economic and geopolitical instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);
●	changes in regulatory requirements, international trade agreements, tariffs, customs, duties and other trade barriers;
●	licensing requirements for the import or export of certain products;

●	exposure to different legal standards, customs, business practices, tariffs, duties and other trade barriers, including changes with respect to price protection, competition practices, IP, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, and accounts receivable collections;
●	transportation and other supply chain delays and disruptions;
●	power supply shortages and shutdowns;
●	difficulties in staffing and managing foreign operations, including collective bargaining agreements and workers councils, exposure to foreign labor laws and other employment and labor issues;
●	currency fluctuations;
●	currency convertibility and repatriation;
●	taxation of our earnings and the earnings of our personnel;
●	limitations on the repatriation of earnings and potential additional taxation of foreign profits in the U.S.;
●	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations (e.g., the Foreign Corrupt Practices Act (“FCPA”));
●	difficulty in enforcing intellectual property rights;
●	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business; and
●	the effect that the global pandemic has on the countries in which we may contract to do business.

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

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, the U.S. government imposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by imposing and proposing new or higher tariffs on specified products including some semiconductors fabricated in the United States. There can be no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased end-market demand for our products from distributors and other customers, which could have a material adverse effect on our business and results of operations. For example, certain of our future foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders, purchasing products from our competitors or developing their own products. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations that have imposed, or may in the future impose, tariffs will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or China that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

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

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The OTCQB does not meet such requirements and if the price of our Common Stock is less than $5.00, our Common Stock will be deemed penny stocks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that prior to effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may also limit an investor’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability that such speculative low-priced securities will not be suitable for at least some customers. FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit an investor’s ability to buy and sell shares of Common Stock, have an adverse effect on the market for our Common Stock, and thereby depress the price of our Common Stock. In addition, it has been more difficult in recent years for holders of “penny stocks” to deposit their shares with brokerage firms, which may limit any shareholder’s ability to sell shares of our Common Stock.

The shares of our Common Stock may experience dilution by exercises of outstanding warrants and options.

As of the date hereof, we have outstanding warrants to purchase an aggregate of 155,966 shares of our Common Stock at a price of $1.50 per share, warrants to purchase an aggregate of 89,730 shares of our Common Stock at a price of $4.00 per share, and outstanding options granted under our 2019 Equity Compensation Plan to purchase 1,398,246 shares of Common Stock.  In addition, there are 2,886,129 shares available to be issued in the future under the Amended and Restated 2019 Equity Compensation Plan. The exercise of such outstanding options and warrants, as well as any future issuance of other warrants and options, will result in substantial dilution of the investment of our shareholders. In addition, our shareholders may experience additional dilution if we issue Common Stock in the future for additional capital raises. Any of such dilution may have adverse effect on the price of our Common Stock.

There are a significant number of shares of Common Stock eligible for sale, which could depress the market price of such shares.

We previously filed a registration statement on Form S-1 (Registration No. 333-234741), which is currently effective registering the resale of a total of 1,794,977 shares of Common Stock, and a registration statement on Form S-1 (Registration No. 333-257178), which is currently effective registering the resale of a total of 1,341,355 shares of Common Stock. The availability of such a large number of shares of Common Stock for sale in the public market could harm the market price of the stock. Further, other shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

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

Our officers and directors own (or can own subject to exercise within a 60-day period from the date hereof) approximately 46.95% of the Company’s outstanding Common Stock, and thus collectively have significant control over shareholder matters, such as election of directors, amendments to our Articles of Incorporation, and approval of significant corporate transactions. As a result, the Company’s minority shareholders may have little or no effective control over our affairs.

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

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our securities could be negatively affected.

Any trading market for our Common Stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our securities could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our securities could be negatively affected.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of blank check preferred stock. Any preferred stock that we issue in the future may rank ahead of our securities in terms of dividend priority or liquidation premiums and may have greater voting rights than our securities. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of Common Stock, which could dilute the value of our securities to current stockholders and could adversely affect the market price, if any, of our securities. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 9 Brown Road, Ithaca, NY 14850. As of December 31, 2021, we leased one (1) 10,000 sq. ft. facility in the State of New York for our operations. Our lease expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of December 31, 2021 and December 31, 2020. The minimum lease payments for the years ending December 31 are approximately as follows: $200,000 each in 2022 through 2024, and $183,000 in 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We received approval from the OTCQB Market to trade our Common Stock under the ticker symbol of “ODII” as of August 27, 2020. There is currently limited trading volume for our Common Stock.

Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

HOLDERS

As of the date hereof, there are 73 record holders of our Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past two fiscal years, the Company made sales of the following unregistered securities:

March 2021 Private Placement

On March 30, 2021, the Company sold a total of 1,251,625 shares of Common Stock in a private placement (the “March 2021 Private Placement”), at a price of $4.00 per share. The Company raised a total of $5,006,500 from 48 accredited investors.

Grants Under the 2019 Plan

On March 11, 2020, Alex Behfar was appointed as the Company’s Acting Chief Executive Officer and Executive Chairman, in connection with which appointment he was granted an option under the 2019 Plan to purchase 375,000 shares of Common Stock that vests ratably on a monthly basis over two years and an option to purchase 125,000 shares of Common Stock which vested on March 30, 2021.

On July 16, 2020, Alex Behfar was granted an option under the 2019 Plan to purchase 800,000 shares of Common Stock at $1.50 per share that would vest ratably on a monthly basis over two years.

On September 16, 2020, in connection with his appointment as the Company’s Chief Executive Officer and Chairman, Mr. Behfar was granted options to purchase 1,637,410 shares of Common Stock at the price of $1.50 per share that will vest ratably on a monthly basis over 24 months starting from March 11, 2022.

On June 2, 2021, the Company granted 5-year options to purchase an aggregate of 168,000 shares of Common Stock at $3.93 per share to eight employees under the 2019 Plan. On the same day, the Company granted 10-year options to purchase 50,000 shares of Common Stock at a price of $3.93 per share to each of Richard Ogawa and Michael Thompson, non-employee directors of the Company.

On June 7, 2021, Khurram Khan Afridi was appointed as an Advisory Board Member of the Company. In connection with such appointment, Mr. Afridi was granted 10-year options to purchase 50,000 shares of Common Stock at a price of $3.55 per share.

On June 22, 2021, John Edmunds was appointed Director of the Company and later was appointed Chairman of the Board on September 13, 2021. In connection with Mr. Edmunds’s appointment as a Director and Chairman of Audit Committee of the Company, the Company agreed to pay Mr. Edmunds (i) a one-time grant on June 22, 2021 of non-qualified stock options under the Company 2019 Equity Compensation Plan to purchase 70,246 shares of Common Stock of the Company at $2.90 per share; and (ii) an annual grant of non-qualified stock options under the 2019 Plan to purchase a number of shares of Common Stock of the Company that have a value of $60,000, calculated using the fair market value of Common Stock of the Company as determined by the Board as of the date of grant, with an exercise price equal to the closing bid price of Common Stock of the Company as of the date of grant; provided that Mr. Edmunds shall have served on the Board for at least six months prior to the date of grant.

On December 30, 2021, the board of directors approved the following grants under the 2019 Plan: (i) 10-year non-qualified stock options to purchase 20,000 shares of Common Stock at a price of $1.77 per share to each of John Edmunds, Richard Ogawa and Michael Thompson, non-employee directors of the Company; (ii) 10-year non-qualified stock options to purchase 20,000 shares and 35,000 shares of Common Stock at a price of $1.77 per share to John Edmunds (for providing service to the Company as Chairman of the Board) and Richard Ogawa, respectively; (iii) 5-year options to purchase 100,000 shares and 80,000 shares of Common Stock at a price of $1.77 per share to Richard Brown and James Shealy, respectively; and (iv) 5-year options to purchase an aggregate of 150,000 shares of Common Stock at $1.77 per share to eight employees.

Securities Act Exemptions

We deemed all of the above offers, sales and issuances of our shares of Common Stock and warrants (except described under “Grants Under the 2019 Plan”) to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

We deemed the grants of stock options prior to February 14, 2020 (starting from such date the Company became subject to Exchange Act reporting requirements) described above under “Grants Under the 2019 Plan” and issuances of Common Stock upon exercise of such options to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act. The Rule 701 exemption is not available to Exchange Act reporting companies. In general, the Company is eligible to rely on the Rule 701 exemption to offer and sell securities to any of its employees, directors, officers, consultants or advisors in connection with a written compensatory benefit plan or other written agreement in compliance with Rule 701 under the Securities Act before it became subject to Exchange Act reporting requirements. Subject to any applicable lock-up agreements, beginning 90 days after we become subject to the public company reporting requirements of the Exchange Act, under Rule 701 our affiliates may resell shares in reliance on Rule 144 without having to comply with the holding period requirement thereunder, and non-affiliates of the Company can resell shares in reliance on Rule 144 without having to comply with Rule 144’s current public information and holding period requirements thereunder.

All certificates representing the securities issued in the transactions described in this Item 5 included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth in this Item 5.

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

On February 24, 2021, the Company received $193,625 pursuant to a promissory note issued under the Paycheck Protection Program Part 2 (“PPP2”). Interest was to accrue at 1% per annum and the note is payable in 60 monthly installments of $3,300 commencing May 2022, however, on November 15, 2021, the entire loan balance was forgiven.

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

Equipment Loans

On August 20, 2020, the Company received a loan of $100,000 from Broome County Industrial Development Agency (5 year facility, 2.5% annual interest rate, monthly payment of $1,775); on September 1, 2020, the Company received a loan of $100,000 from Southern Tier Region Economic Development Corporation (5 year facility, 5.0% annual interest rate, monthly payment of $2,072) ; and on September 10, 2020, the Company received a loan of $75,000 from TCAD (5 year facility, 2.5% annual interest rate, monthly payment of $1,331). These loans were used to acquire equipment used in the laboratory, and are secured by the underlying assets of the Company.

Consulting Service

On October 18, 2019, the Company entered into an exclusive two-year consulting agreement with Akash Systems, Inc. (“Akash”), pursuant to which the Company agreed to provide certain consulting services to Akash in connection with process development and fabrication of GaN-on-Diamond high-electron-mobility transistors and monolithic microwave integrated circuits. Pursuant to the agreement, Akash guarantees to purchase at least one wafer per month from the Company for a total of 24 wafers during the term of the agreement, at a price of $85,000 per wafer. The Company delivered 2 wafers as of December 31, 2020, and the contract expired as of October 18, 2021.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2021 compared with year ended December 31, 2020

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Years Ended December 31

	2021	2020	Difference $	Difference %

Revenues	$748,948	$1,374,420	$(625,472)	-46%

Cost of Revenues	832,205	1,453,005	(620,800)	-43%

Gross Loss	(83,257)	(78,585)	(4,672)	6%

Operating Expenses:

Research and development	1,519,631	607,148	912,483	150%
Selling, general, and administrative	1,954,962	1,354,069	600,893	44%

Total Operating Expenses	3,474,593	1,961,217	1,513,376	77%

Loss From Operations	(3,557,850)	(2,039,802)	(1,518,048)	74%

Other Income:
Forgiveness of PPP loan and other income	432,357	—	435,663	100%
Interest expense	(16,260)	(3,306)	(12,954)	392%

Net Loss	$(3,141,753)	$(2,043,108)	$(1,098,645)	54%

Revenues

Revenues for the years ended December 31, 2021 and 2020 were approximately $749,000 and $1,374,000, respectively, which represented a decrease of $625,000, or 46%. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. During the year ended December 31, 2020, the Company also recognized substantially all of our revenue from one of our government contract customers. In the year ended December 31, 2021, we recognized substantially all of our revenue under six customer contracts, including the government contract and a contract with another governmental entity (comprising 56% of our total revenues for the year ended December 31, 2021 in the aggregate). The customer contracts with governmental entities have concluded. We have a few other customers and several outstanding proposals to new customers.

Cost of Revenues

Cost of revenues for the years ended December 31, 2021 and 2020 were approximately $832,000 and $1,453,000, respectively, which represented a decrease of $621,000, or 43%. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2021 and 2020 periods are and allocated between research and development and cost of revenues based upon the specific projects worked on during the period. During the year ended December 31, 2021, we also incurred a loss of $60,000 on one government customer contract due to costs exceeding the contract revenues. We have operated at a gross loss for the past year as our revenues are not yet significant to cover our fixed costs of the facility.

Research and Development

Research and development expenses for the years ended December 31, 2021 and 2020 were approximately $1,520,000 and $607,000, respectively, which represented an increase of $912,000, or 150%. The increase was primarily attributable to an overall increase in our focus on research and development activities, which resulted in increased wage allocation of approximately $110,000 as well as increased rent, facility fees, depreciation, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the years ended December 31, 2021 and 2020 were approximately $1,955,000 and $1,354,000, respectively, which represented an increase of $601,000, or 44%. The increase was primarily driven by an increase in stock-based compensation costs related to options granted to the Chief Executive Officer (including performance awards that related to the private placement that occurred in March 2021) and board members of approximately $623,000 as compared to the 2020 period. Legal and professional fees were approximately $315,000 in the 2021 period as compared to $336,000 for the 2020 period.

Other Income and expense

Other income for the year ended December 31, 2021 includes the forgiveness of our PPP loans of $ 404,000. Other income (expense) for the year ended December 31, 2021 includes to the sale of miscellaneous tools of $28,000. Other income in the year 2020 was insignificant.

Interest expense for the years ended December 31, 2021 and 2020 were approximately $16,000 and $3,000, respectively, which represented an increase of $13,000, or 392%. The increase was primarily driven by a full year of interest on the governmental loans in 2021 as compared to a partial year in 2020.

Net (Loss) Income

Net (loss) income for the years ended December 31, 2021 and 2020 was approximately $(3,142,000) and $(2,043,000), respectively, which represented a decrease of $(1,099,000), or 54%. The decrease was primarily attributable to the decrease in revenues of approximately $625,000 and an increase in non-cash stock compensation expense of $536,000. The costs of the operations of the Company remained relatively consistent for the year ended December 31, 2021 as compared to 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

December 31, 2021
Cash	$2,598,213
Working Capital	$2,605,432

As of December 31, 2021, we had cash and working capital of $2,598,213 and $2,605,432, respectively. We were awarded a grant from the Empire State Development Grant Funds through the Southern Tier REDC in the amount of $650,000 in 2022. Funding of the grant is dependent on the Company maintaining capital expenditure and headcount metrics specified in the grant award.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance of these financial statements. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company has engaged with an investment bank to assist with the fund raise, however there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering and a listing application with Nasdaq, but there is no assurance that the offering and the listing application will be successful.

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

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the year ended December 31, 2021 and 2020 was approximately $(2,457,000) and $(776,000), respectively. Net cash used in operating activities for the years ended December 31, 2021 includes cash used to fund a net loss of approximately $3,142,000, reduced by $922,000 of non-cash expenses, and increased by $237,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net cash provided by operating activities for the years ended December 31, 2020 included cash provided by net loss of approximately $(2,043,000) partially offset by $859,000 of non-cash expenses and reduced by $408,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was approximately $(33,000) and $(687,000), respectively. Net cash used in investing activities for the years ended December 31, 2020 was primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 was approximately $4,815,000 and $1,041,000, respectively. Net cash used in financing activities for the years ended December 31, 2021 was primarily attributable to expenditures to the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan of $194,000 and proceeds from the exercise of stock options of $68,000. Net cash used in financing activities for the years ended December 31, 2020 was primarily attributable to proceeds under government loan programs of $685,000 and proceeds from the exercise of stock options of $405,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the timing of revenue and related cost recognition.  The amount of stock based compensation has been a significant expense over the years ended December 31, 2021 and 2020. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant.  The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

Revenues and cost of sales are important metrics in demonstrating the completion of projects and shipment of products to customers, and the profitability of such revenues. The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Contract assets are comprised of unbilled contract receivables related to revenues earned but not yet invoiced to customers.

We review the status of each project at each period end and determine whether the earnings process is complete and the revenue and costs of sales should be recognized.

RECENTLY ISSUED ACCOUNTING STANDARDS

Our recently issued accounting standards are included in Note 2 of our financial statements included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements for the years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Odyssey Semiconductor Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Semiconductor Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2019.

Melville, NY
March 31, 2022

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets

Current Assets:
Cash	$2,598,213	$272,705
Contract assets	—	62,273
Accounts receivable	6,170	10,877
Deferred expenses	7,870	185,084
Prepaid expenses and other current assets	225,260	33,569

Total Current Assets	2,837,513	564,508
Restricted cash	103,201	103,149
Property and equipment, net	853,290	986,407

Total Assets	$3,794,004	$1,654,064

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$147,947	$187,046
Loan payable - short term	74,134	53,858
Deferred revenue	10,000	260,447

Total Current Liabilities	232,081	501,351

Loans payable - long term	345,459	621,600
Total liabilities	577,540	1,122,951
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 and 11,429,661 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,272	1,143
Additional paid-in capital	9,873,345	4,046,370
Accumulated deficit	(6,658,153)	(3,516,400)

Total Stockholders’ Equity	3,216,464	531,113

Total Liabilities and Stockholders’ Equity	$3,794,004	$1,654,064

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31
	2021	2020

Revenues	$748,948	$1,374,420

Cost of Revenues	832,205	1,453,005

Gross Loss	(83,257)	(78,585)

Operating Expenses:

Research and development	1,519,631	607,148
Selling, general, and administrative	1,954,962	1,354,069

Total Operating Expenses	3,474,593	1,961,217

Loss From Operations	(3,557,850)	(2,039,802)

Other Income:
Forgiveness of PPP loan and other income	432,357	—
Interest expense	(16,260)	(3,306)

Net Loss	$(3,141,753)	$(2,043,108)

Net (Loss) Income Per Share:
Basic	$(0.25)	$(0.18)
Diluted	$(0.25)	$(0.18)

Weighted Average Number of Common Shares Outstanding:
Basic	12,419,399	11,229,966
Diluted	12,419,399	11,229,966

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance December 31, 2019	11,159,661	1,116	3,017,940	(1,473,292)	1,545,764
Stock based compensation	—	—	623,457	—	623,457
Exercise of stock options	270,000	27	404,973	—	405,000
Net loss for the year ended 2020	—	—	—	(2,043,108)	(2,043,108)
Balance December 31, 2020	11,429,661	1,143	4,046,370	(3,516,400)	531,113

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2020	11,429,661	1,143	4,046,370	(3,516,400)	531,113

Stock based compensation	—	—	1,159,611	—	1,159,611
Exercise of stock options	45,625	4	68,434	—	68,438
Sale of shares of common stock	1,251,625	125	5,006,375	—	5,006,500
Costs of stock sale	—	—	(407,445)	—	(407,445)
Net loss for the year ended 2021	—	—	—	(3,141,753)	(3,141,753)

Balance - December 31, 2021	12,726,911	1,272	9,873,345	(6,658,153)	3,216,464

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(3,141,753)	$(2,043,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,159,611	623,457
Forgiveness of PPP loan	(404,305)	—
Write off of deferred offering costs and other	—	123,875
Depreciation and amortization	166,535	111,311
Changes in operating assets and liabilities:
Contract assets	62,273	481,671
Accounts receivable	4,707	(9,397)
Prepaid expenses and other current assets	(191,691)	92,538
Deferred expenses	177,214	(73,536)
Accounts payable and accrued expenses	(39,099)	(30,959)
Deferred revenue	(250,447)	(51,931)

Total Adjustments	684,798	1,267,029

Net Cash Used In Operating Activities	(2,456,955)	(776,079)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	(32,506)	(686,915)

Net Cash Used In Investing Activities	(32,506)	(686,915)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs	4,599,055	—
Proceeds from government loans	193,625	684,580
Repayment of government loans	(46,097)	(4,714)
Proceeds from exercise of stock options	68,438	405,000
Payment of deferred offering costs	—	(39,740)
Payment of deferred loan costs	—	(4,560)

Net Cash Provided By Financing Activities	4,815,021	1,040,566

Net Increase (Decrease) In Cash and Restricted Cash	2,325,560	(422,428)

Cash and Restricted Cash - Beginning Of Year	375,854	798,282

Cash and Restricted Cash - End Of Year	$2,701,414	$375,854

Cash and Restricted Cash Consisted of the Following:
Cash	$2,598,213	$272,705
Restricted cash	103,201	103,149
Cash and Restricted Cash	$2,701,414	$375,854

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$6,911	$2,200
Income taxes	$—	$—

Non-cash investing and financing activities:
Fixed assets purchased on account	$-	$20,598

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Liquidity and Financial Condition

As of December 31, 2021, the Company had a cash balance, working capital and accumulated deficit of approximately $2,600,000, $2,600,000 and $6,600,000, respectively. During the year ended December 31, 2021, the Company generated a net loss of approximately $3,100,000.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance of these financial statements. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company has engaged with an investment bank to assist with the fund raise, however there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering and a listing application with Nasdaq, but there is no assurance that the offering and the listing application will be successful.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2021 and December 31, 2020, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 8 – Commitments and Contingencies - Operating Lease for additional details.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of December 31, 2021 and December 31, 2020, deferred expenses were approximately $8,000 and $185,000, respectively.

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

Schedule of estimated useful lives of property and equipment
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

During the years ended December 31, 2021 and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the years ended December 31, 2021 and 2020, the Company recognized approximately $418,000 and $1,170,000, respectively, of grant revenue.

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of December 31,
	2021	2020
Warrants	245,696	155,966
Options	1,398,246	3,257,410
Total	1,643,942	3,413,376

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the years ended December 31, 2021 and 2020. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant.  The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

Revenues and cost of sales are important metrics in demonstrating the completion of projects and shipment of products to customers, and the profitability of such revenues. Accordingly, revenue recognition is a critical accounting policy. The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Contract assets are comprised of unbilled contract receivables related to revenues earned but not yet invoiced to customers. We review the status of each project at each period end and determine whether the earnings process is complete and the revenue and costs of sales should be recognized.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU for its 2022 financial period. The Company is currently evaluating these ASUs and their impact on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses”. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as small reporting companies. Early adoption is permitted. The Company is currently assessing the impact of this update on our consolidated financial statements and do not anticipate a significant impact.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	December 31, 2021	December 31, 2020

Insurance	$30,666	$33,569
Legal Fees	16,180	—
Deposit for equipment purchase	25,288	—
Deposit for leased equipment purchase (Note 11)	153,126	—
Total	$225,260	$33,569

In December 2021, the Company made a deposit of $153,126 to purchase equipment (included in prepaid expenses in the accompanying balance sheet). The remainder of the purchase price was to be financed through a long-term lease. Terms and finalization of the lease has not yet occurred, and the Company may request a refund of its deposit.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	43,705	43,705
Leasehold improvements	450,374	422,318
Machinery	627,641	623,190
Subtotal	1,140,132	1,107,626
Accumulated Depreciation	(286,842)	(121,219)

Property and Equipment, net	$853,290	$986,407

Depreciation and amortization expense related to property and equipment was approximately $166,000 and $111,000 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, depreciation expense of approximately $36,000 was recorded within cost of sales, $29,000 recorded within general and administrative expenses, and $101,000 recorded within research and development. For the year ended December 31, 2020, depreciation expense of approximately $52,000 was recorded within cost of sales, $26,000 recorded within general and administrative expenses, and $23,000 recorded within research and development.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020

Accounts payable	$67,970	$80,548
Accrued payroll	29,994	46,650
Credit cards payable	36,690	49,045
Accrued interest and Other	13,293	10,803
Total	$147,947	$187,046

Note 6 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through December 31, 2021.

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

On March 11, 2020, the Company granted the following 10 ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s then newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance-based options were established in the quarter ended December 31, 2020. The terms of the performance-based options were met during the quarter ended March 31, 2021.

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

On July 16, 2020, the Company granted the following 10 ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s then Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 600,000 shares of common stock that vests ratably on a monthly basis over one year and (ii) an option to purchase 200,000 shares of common stock that vests based on specified performance criteria.

On September 16, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to increase the number of shares of common stock authorized for issuance under the 2019 Plan from 2,500,000 shares to 4,600,000 shares.

On September 22, 2020, the Company granted a 10 ten-year option to purchase shares 1,637,410 shares of common stock at an exercise price of $1.50 per share to the Company’s then Chairman and Chief Executive Officer under the 2019 Plan that vests ratably on a monthly basis over two years commencing March 11, 2022.

From June 1 to June 22, 2021, the Company granted five and 10 ten-year options to purchase 388,246 shares of common stock at an exercise price of $2.90 to $3.93 per share to employees, an advisory board member and board members under the 2019 Plan that vest over two to five years.

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

On December 30, 2021, the Company granted five and 10 ten-year options to purchase 445,000 shares of common stock at an exercise price of $1.77 per share to employees, an advisory board member and board members under the 2019 Plan that vest over one to four years.

The stock option activity from January 1, 2020 through December 31, 2021 is as follows:

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2020	590,000	$1.5	7.8

Options granted (1)	2,937,410	1.5	9.5
Options exercised	(270,000)	1.5	—
Options converted	—	—	—
Options forfeited or expired	—	—	—
Balance, December 31, 2020	3,257,410	1.5	9.1
Options granted	833,246	2.7	6.7
Options exercised	(45,625)	1.5	—
Options converted	—	—	—
Options expired	(735,625)	1.5	—
Options forfeited	(1,911,160)	1.5	—
Balance, December 31, 2021	1,398,246	2.2	6.3
Vested shares at December 31, 2021	404,750	1.51	6.8

The following table summarizes the outstanding options at December 31, 2021 by exercise price.

Exercise price	Outstanding options	Exercisable options
$1.50	565,000	392,667
$1.77	388,246	0
$3.93	445,000	12,083
	1,398,246	404,750

At December 31, 2021, the Company has 2,886,129 options available to grant under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for 2021 and 2020 issuances:

	2021	2020
Risk-free interest rate	1.2%	0.62 - 1.75%
Expected term	7.0 years	10 years
Expected volatility	91%	78%
Expected dividends	0	0.00%
Grant date fair value of common stock	$1.91/share	$1.50/share

During the year ended December 31, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $1,160,000 ($1,043,000 of which was included within general and administrative expenses, $77,000 of which was included in research and development expenses and $40,000 of which was included within cost of revenues on the consolidated statements of operations). During the year ended December 31, 2020, the Company recognized stock-based compensation expense related to stock options of approximately $623,000 ($420,000 of which was included within general and administrative expenses, $67,000 of which was included in research and development expenses, $13,000 of which was included in deferred costs and $123,000 of which was included within cost of revenues).

As of December 31, 2021, there was unamortized stock-based compensation of approximately $1,600,000 which the Company expects to recognize over approximately 3.0 years. At December 31, 2021, the intrinsic value of outstanding and vested stock options was approximately $304,000 and $145,000, respectively.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2021 and December 31, 2020, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the consolidated balance sheet as of December 31, 2021 and December 31, 2020.

The minimum lease payments for the years ending December 31 are approximately as follows: $200,000 in each of 2022 through 2024 and $183,000 in 2025.

Note 9 – Concentrations

During the year ended December 31, 2021, approximately 56% of revenues were generated from two government entities. Both of these contracts were completed as December 31, 2021. The remainder of the revenues were derived from four customers. At December 31, 2021, deferred costs and deferred revenues are attributable to one customer contract.

During the year ended December 31, 2020, substantially all revenues were generated from one customer pursuant to our contract with a governmental entity and amounted to approximately 85% of total revenues.

Note 10 – Government Loans

Paycheck Protection Program Loans

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of such qualifying business. The loans and accrued interest are forgivable after certain time periods further defined in the CARES Act (the “Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period. The outstanding balance was included in long-term loans payable at December 31, 2020. On March 6, 2021, the entire loan balance was forgiven.

On February 24, 2021, the Company received $193,625 pursuant to a promissory note issued under the Paycheck Protection Program Part 2 (“PPP2”). Interest was to accrue at 1% per annum and the note is payable in 60 monthly installments of $3,300 commencing May 2022, however on November 15, 2021, the entire loan balance was forgiven.

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

Equipment Loans

On August 20, 2020, the Company received a loan of $100,000 from Broome County Industrial Development Agency (5 year facility, 2.5% annual interest rate, monthly payment of $1,775); on September 1, 2020, the Company received a loan of $100,000 from Southern Tier Region Economic Development Corporation (5 year facility, 5.0% annual interest rate, monthly payment of $2,072) ; and on September 10, 2020, the Company received a loan of $75,000 from TCAD (5 year facility, 2.5% annual interest rate, monthly payment of $1,331). These loans were used to acquire equipment used in the laboratory, and are secured by the underlying assets of the Company.

The loans are summarized as follows:

	December 31, 2021	December 31, 2020

Principal outstanding	$423,089	$679,866
Deferred loan costs, net of amortization	(3,496)	(4,408)
Subtotal	419,593	675,458
Less current portion	(74,134)	(53,858)

Total long term portion	$345,459	$621,600

Interest expense on the above debt instruments was approximately $16,300 and $5,000 for the years ended December 31, 2021 and 2020, respectively.

Payments expected for year ended	December 31, 2021
2022	$87,584
2023	87,584
2024	77,483
2025	58,728
2026	22,334
Thereafter	208,529
Subtotal	542,242
Less interest portion	(119,153)

Total debt balance	$423,089

Note 11 – Income Taxes

The Company does not have any current income tax provision (other than state minimum income taxes, which is included in general and administrative expenses in the accompanying consolidated statements of operations) due to losses. The deferred tax benefit has been offset by an increase in the valuation allowance of approximately $1,305,000 and $545,000 for the years ended December 31, 2021 and 2020, respectively.

The provision for income taxes for the taxable periods ended December 31, 2021 and 2020 differs from the statutory federal income tax rate as follows:

	2021	2020
Tax benefit at the Federal statutory rate	21.0%	21.0%
State tax, net of Federal benefit	7.0%	6.6%
R&D credits	5.0%	—
Permanent differences	1.0%	9.5%
Change in valuation allowance	(34.0)%	(37.1)%
Effective income tax rate	0%	0%

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020:

	December 31,
	2021	2020

Deferred taxes assets:
Net operating loss carryforward	$1,365,000	$526,000
Stock compensation expense	463,000	166,000
Depreciation	16,000	—
R&D Credit	217,000	64,000

Total deferred tax assets	2,061,000	756,000
Valuation allowance	(2,061,000)	(756,000)

Deferred tax asset, net of valuation allowance	$—	$—

The effective tax rate for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the US federal income tax rate of 21 % primarily because of the increase in the valuation allowance, which resulted in an effective tax rate of zero for both years.

At December 31, 2021, the Company had approximately $4,900,000 of net operating loss (“NOL”) carryforwards that may be available to offset future Federal taxable income indefinitely and New York State taxable income through 2039. The utilization of NOL carryforwards to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such a review as of December 31, 2021 and 2020, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2021 or 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. No tax audits were commenced or were in process for the taxable periods ended December 31, 2021 and 2020. No tax related interest or penalties were incurred during the years ended December 31, 2021 and 2020.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable.  There are currently no pending tax examinations.  The Company’s tax returns are open under statute from 2018 to the present.

Note 12 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through March 31, 2022. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as follows

In February 2022, the Company received a notification that it had been awarded a $650,000 grant through the Empire State Development Grant Funds through the Southern Tier REDC. Funding of the grant is dependent on the Company maintaining capital expenditure and head count metrics specified in the grant award.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In making the assessments on the effectiveness of our internal controls over financial reporting as of December 31, 2021, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We are a small organization and do not have a Chief Financial or Accounting Officer. Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Name	Age	Position
Richard Brown	39	Interim Chief Executive Officer, Chief Technical Officer and Director
James Shealy	65	Secretary and Treasurer
John Edmunds	64	Chairman of the Board and Director
Richard Ogawa	59	Director
Michael Thompson	64	Director

Richard Brown joined the Company as Chief Executive Officer, Chairman and a Director on June 21, 2019. He resigned from the positions of Chief Executive Officer and Chairman, and was appointed as Chief Technical Officer of the Company as of March 11, 2020. He was appointed our Interim Chief Executive Officer on September 13, 2021. He received his B.S., M.S., and Ph.D. from Cornell University, all in Electrical and Computer Engineering in 2004, 2007, and 2010, respectively. His Ph.D. research was focused on advanced dielectrics for the passivation of microwave AlGaN/GaN HEMTs. After graduation, he was a founding member of the company that became Avogy, Inc., where he worked on the development of vertical GaN power devices for 2 years. Prior to the founding of Odyssey Semiconductor, Inc., the wholly-owned subsidiary of the Company, he co-owned JR2J, LLC, a semiconductor device prototyping business, as well as working as a visiting scientist at Cornell University researching GaN based HEMTs. Mr. Brown has over 18 years of semiconductor device experience, most of it specializing in topics relating to GaN devices. We believe that Mr. Brown’s technical experience in the semiconductor industry and extensive knowledge of the Company from his current role as our Interim Chief Executive Officer and Chief Technical Officer qualify him to serve on our board of directors.

James Shealy has been Secretary and Treasurer of the Company since June 21, 2019. He is a co-founder of the Odyssey Semiconductor, Inc., the wholly-owned subsidiary of the Company, and JR2J. He received his BS from North Carolina State University in 1978, his M.S. from Rensselaer Polytechnic in 1980, and his Ph.D. from Cornell University in 1983. After earning his doctorate, Mr. Shealy held a dual appointment at Cornell University as a research associate and at General Electric as a principal staff scientist. In 1983 he co-founded, and has chaired, the biennial international workshop on OMVPE (organometallic vapor phase epitaxy), a technique used for growing semiconductor crystals. He joined the faculty in 1987 and is active in developing Cornell’s laboratory research in compound semiconductor materials and related graduate courses.

John Edmunds has been a Director and Chairman of the Audit Committee since June 22, 2021, and became Chairman of the Board since September 22, 2021. Mr. Edmunds served as Chief Financial Officer and Chief Accounting Officer of Inphi Corporation since January 2008. He previously served as Chief Financial Officer of Trident Microsystems, a semiconductor company, from June 2004 to January 2008. Mr. Edmunds also served as Senior Vice President and Chief Financial Officer for Oak Technology, Inc. from January 2000 until it was acquired by Zoran Corporation in August 2003. He continued to serve as Vice President of Finance for Zoran until June 2004. Mr. Edmunds started his career as a C.P.A. with Coopers & Lybrand in San Francisco and San Jose in 1980s. He holds a B.S. degree in finance and accounting from the University of California, Berkeley. We believe that Mr. Edmunds’ financial experience qualifies him to be Chairman of our Audit Committee and that his financial and technical experience in the semiconductor industry and his leadership roles in other technology companies qualify him to serve on our board of directors. Since September 2001, Mr. Edmunds has also been serving as the interim part-time Chief Financial Officer of Mythic Inc., a late stage private artificial intelligence semiconductor company called in Redwood City, California.

Richard Ogawa joined the Board of Directors of the Company on June 21, 2019 and joined our Audit Committee on June 22, 2021. Mr. Ogawa currently also serves on the board of directors of Amesite Inc., an SEC reporting company in the artificial intelligence software industry, since February 2018. He has been General Counsel at Inphi Corporation since Jan 2013, responsible for overseeing legal matters as well as corporate, intellectual property, and government affairs. Mr. Ogawa is a Registered United States Patent Attorney and a Member of the California State Bar with more than 25 years of experience specializing in technology companies. Prior to Inphi, from January 1993 to January 2010, he was a Partner at Townsend and Townsend and Crew, a law firm focused on intellectual property. He is the founder and owner of Ogawa Professional Corporation, his own law firm, focusing on startup companies. Since February 2008, he has been General Counsel for Soraa Laser Diode, Inc., a venture funded company by Khosla Ventures and acquired by Kyocera Corporation in 2022, and since December 2009 has been General Counsel for MCube, Inc., a venture funded company by Kleiner Perkins Caufield & Byers. He also held a variety of engineering and management positions at NEC Electronics from December 1984 to December 1992. He received a B.S. in Chemical Engineering from the University of California, Davis in 1984, and a J.D. from McGeorge George School of Law, University of the Pacific in 1991. We believe that Mr. Ogawa’s many years of legal expertise in technology companies qualifies him to serve on our board of directors and Audit Committee.

Michael Thompson joined the Board of Directors of the Company on June 21, 2019. He received his B.S. in Applied Physics from CalTech in 1979 and M.S./Ph.D. degrees in Applied and Engineering Physics from Cornell in 1984. After completing his Ph.D, he joined the faculty in the Department of Materials Science at Cornell University continuing his work on the interaction of materials with intense laser sources. He has co-authored over 100 journal publications, is co-inventor on 25 patents, and has founded or co-founded three startup companies. He was the recipient of the 2009 SEMI Award for technical contributions to the semiconductor industry. For the past 28 years, Dr. Thompson’s research has focused extensively on the behavior of semiconductor materials under pulsed and continuous-wave laser exposure. In the late 1990’s, he was involved in the development of melt-annealing methods to fabricate thin-film transistors on glass and flexible substrates. Over the past decade, he helped to develop the use of CW lasers for non-melt laser annealing (LSA – Laser Spike Annealing) of ultra-shallow junctions in advanced VLSI nodes. His group currently is active in exploring new applications for LSA both within and beyond the microelectronics community. Areas of research include dopant activation and deactivation in compound semiconductors (InGaAs, GaN, GaO2), thin-film amorphous oxide semiconductors (IGZO), metastable phase formation in metallic glasses and complex oxides during LSA quench, mesoscale structuring of organic and inorganic materials in the millisecond timescale, and development of novel processes for EUV and DSA lithography. He is also currently the director of the ACCESS (AFRL Cornell Center for Epitaxial SolutionS) center focused on understanding fundamental materials issues in GaO2 power devices. We believe that Mr. Thompson’s extensive technical experience in the semiconductor industry qualifies him to serve on our board of directors.

Advisory Board Member

Name	Age	Position
Khurram Khan Afridi	55	Advisory Board Member

Khurram Khan Afridi was appointed as an Advisory Board Member of the Company as of June 7, 2021. Mr. Afridi is an Associate Professor of Electrical and Computer Engineering at Cornell University. He received a Bachelor of Science degree in electrical engineering from California Institute of Technology (1989), and Master of Science (1992) and PhD (1998) degrees in electrical engineering and computer science from Massachusetts Institute of Technology (MIT). His research interests are in power electronics and energy systems incorporating power electronic controls. Prior to joining Cornell, he was an Assistant Professor and the Goh Faculty Fellow at the University of Colorado (CU) Boulder (2014-2018), a visiting faculty at MIT’s EECS Department (2009-2014), and the Chief Operating Officer (2000-2010) and Chief Technology Officer (1997-2000) of Techlogix, Inc.. From 2004 to 2008 he led the development of LUMS School of Science and Engineering (SSE) as Project Director. He has also worked for the NASA Jet Propulsion Laboratory, Lutron Electrronics Co., Koninklijke Philips N.V (Philips), and Schlumberger Limited. He is an associate editor of the IEEE Journal of Emerging and Selected Topics in Power Electronics, and was the Technical Program Committee (TPC) chair for the IEEE Wireless Power Transfer Conference (WPTC) in 2015. He received the Carnation Merit Award from Caltech (1988), the BMW Scientific Award from BMW AG (1999), the Werner-von-Siemens Chair for Power Electronics from LUMS SSE (2008), the Dean’s Professional Progress Award from CU Boulder (2015), the ECEE Department Outstanding Overall Performance Award from CU Boulder (2016), and the National Science Foundation CAREER Award from NSF (2016). He is co-author of five IEEE prize papers.

Significant Employee

In addition to the officers, directors and an advisory board member disclosed above, the Company also has the following significant employee:

Name	Age	Position
Alfred Schremer	64	Vice President of Research and Development

Alfred Schremer has 40 years of experience working in the field III-V semiconductors with applications in RF- and opto-electronics. He earned his PhD in Electrical Engineering from Cornell University, investigating various aspects of semiconductor laser physics, using lasers he fabricated from epitaxial materials he grew using facilities within the School of Electrical Engineering. He joined BinOptics Corporation at its inception in 2001, serving in various roles from Lab Manager to Director of Research, refining the etched facet laser processes which led to the enabling of low-cost wafer scale manufacturing of Fabry-Perot and distributed feedback lasers for the data and telecom markets. In December 2014, BinOptics was acquired by MACOM Technology Solutions Inc., where Mr. Schremer served as a Director of Engineering, supporting manufacturing and development of etched facet lasers.

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

On April 1, 2019, JR2J, our indirect wholly-owned subsidiary, entered into a one-year independent contractor agreement with Richard Ogawa, pursuant to which Mr. Ogawa agreed to serve as a director of the Company post-Share Exchange, and provide services related to intellectual property development, intellectual property strategies and licensing of intellectual property. This Agreement automatically renews for additional terms of one-year unless terminated in accordance with the Agreement. In consideration for Mr. Ogawa’s services to the Company, on September 25, 2019, the Company granted Mr. Ogawa a 10-year option under the 2019 Plan to purchase 275,000 shares of Common Stock at a price of $1.50 per share, half of which vested on September 25, 2020 and the balance of which vested on September 25, 2021.

On May 16, 2019, Odyssey Semiconductor, our wholly-owned subsidiary, entered into a one-year indepedent contractor agreement with Alex Behfar, pursuant to which Mr. Behfar agreed to serve as a director of the Company post-Share Exchange, and provide services related to corporate development and business strategy, and intellectual property strategies. In consideration for Mr. Behfar’s services to the Company, on September 25, 2019, the Company granted Mr. Behfar a 10-year option under the 2019 Plan to purchase 50,000 shares of Common Stock at a price of $1.50 per share, half of which vested on September 25, 2020 and the balance of which vested on September 22, 2021. Mr. Behar was appointed Chief Executive Officer on September 16, 2020. Mr. Behfar tendered his resignation as Chief Executive Officer, Chairman of the Board of Directors and Director of the Company, effective as of September 22, 2021.

On June 7, 2021, Khurram Khan Afridi was appointed as an Advisory Board Member to bring his extensive expertise in power systems to the Company and work with the Company in setting up the expectations from customers in areas such as electric vehicles and solar energy. Mr. Afridi agreed to be at the facility of the Company for one hour per week. In connection with such appointment, Mr. Afridi was granted 10-year options to purchase 50,000 shares of Common Stock at a price of $3.55 per share.

In connection with John Edmunds’s appointment as a Director and Chairman of Audit Committee of the Company on June 22, 2021, the Company agreed to pay Mr. Edmunds (i) an annual cash compensation of $20,000; (ii) a one-time grant on June 22, 2021 of non-qualified stock options under the Company 2019 Equity Compensation Plan to purchase 70,246 shares of Common Stock of the Company at $2.90 per share; (iii) an annual grant of non-qualified stock options under the 2019 Plan to purchase a number of shares of common stock of the Corporation that have a value of $60,000, calculated using the fair market value of Common Stock of the Company as determined by the Board as of the date of grant, with an exercise price equal to the closing bid price of Common Stock of the Company as of the date of grant; provided that Mr. Edmunds shall have served on the Board for at least six months prior to the date of grant; and (iv) reimbursement for reasonable out-of-pocket costs and travel expenses in connection with his attendance at meetings of the Board and Audit Committee.

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

Board Committees

Our board has established an audit committee with its own charter approved by the board. The board has also approved the establishment of a compensation committee and a nominating and corporate governance committee, each with its own charter approved by the board, to be effective as of the effective date of a Registration Statement on Form S-1 filed by the Company on February 11, 2022 (File No. 333-262640) (the “2022 Registration Statement”). The committee charters have been filed as exhibits to the 2022 Registration Statement. We intend to make each committee’s charter available on our website at https://www.odysseysemi.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

John Edmunds and Michael Thompson, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act. Mr. Edmunds currently serves on our audit committee as a member and the chairman. The board has also approved the appointment of Mr. Thompson on our audit committee, to be effective as of the effective date of the 2022 Registration Statement. Our board has determined that Mr. Edmunds qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and principal financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

John Edmunds and Michael Thompson, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act, will serve on our compensation committee to be effective as of the effective date of the 2022 Registration Statement, with Mr. Edmunds serving as the chairman. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) making recommendations to the board regarding the compensation of our independent directors; (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (iv) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

The charter of the compensation committee has been adopted by the board, to be effective as of the effective date of the 2022 Registration Statement.

Nominating and Corporate Governance Committee

Richard Ogawa and John Edmunds, each of whom satisfies the “independence” requirements, will serve on our nominating and corporate governance committee to be effective as of the effective date of the 2022 Registration Statement, with Mr. Ogawa serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee will be responsible for, among other things: (i) identifying and evaluating individuals qualified to become members of the board by reviewing nominees for election to the board submitted by shareholders and recommending to the board director nominees for each annual meeting of shareholders and for election to fill any vacancies on the board; (ii) advising the board with respect to board organization, desired qualifications of board members, the membership, function, operation, structure and composition of committees (including any committee authority to delegate to subcommittees), and self-evaluation and policies; (iii) advising on matters relating to corporate governance and monitoring developments in the law and practice of corporate governance; (iv) overseeing compliance with the our code of business conduct; and (v) approving any related party transactions.

The charter of the nominating and corporate governance committee has been adopted by the board, to be effective as of the effective date of the 2022 Registration Statement.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our shareholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A shareholder may nominate one or more persons for election as a director at an annual meeting of shareholders if the shareholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our Company not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one-hundred-twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made or as otherwise required by the Exchange Act. In addition, shareholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of shareholders entitled to vote at such meeting.

Code of Business Conduct and Ethics

We have adopted a code of business conduct that applies to all of our directors, officers and employees. Such code of business conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

A copy of the code of business conduct has been filed as an exhibit to the 2022 Registration Statement. We are required to disclose any amendment to, or waiver from, a provision of our code of business conduct applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of business conduct.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the other most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers during the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Alex Behfar (1)	2021	10	0	0	0	0	0	20
Former Chairman and Former Chief Executive Officer	2020	10	0	4,406,125	0	0	0	4,406,125
Richard J. Brown (2)	2021	150,000	0	137,295	0	0	0	287,295
Interim Chief Executive Officer and Chief Technical Officer	2020	150,000	0	0	0	0	0	150,000
James R. Shealy	2021	60,000	0	109,836	0	0	0	169,836
Secretary and Treasurer	2020	55,625	0	0	0	0	0	55,625

(1)	Mr. Behfar was appointed as the Company’s Acting Chief Executive Officer and Executive Chairman on March 11, 2020, and as Chief Executive Officer and Chairman on September 16, 2020. Mr. Behfar tendered his resignation as Chief Executive Officer, Chairman of the Board of Directors and Director of the Company, effective as of September 22, 2021. This table includes compensation paid to Mr. Behfar from January 1, 2020 to March 11, 2020 as a non-employee director, and for the remainder of 2020 as an executive officer and director. Mr. Behfar received $10.00 cash compensation earned in 2020. Starting January 1, 2021 until his resignation on September 22, 2021, he received a cash compensation of $1.00 per month.

(2)	Mr. Brown was Chief Executive Officer and Chairman of the Company from June 21, 2019 to March 11, 2020, Chief Technical Officer since March 11, 2020, and also Interim Chief Executive Officer since September 13, 2021.

(3)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718.

Employment and Consulting Agreements

See “Part III. Item 10. Directors, Executive Officers and Corporate Governance - Employment and Consulting Agreements” at pages 41-42.

Outstanding Equity Awards

The following table presents information regarding the outstanding options held by each of our directors and named executive officers as of December 31, 2021. None of our directors or named executive officers held any outstanding restricted stock unit or other equity awards as of December 31, 2021.

Option Awards
Number of Securities Underlying Unexercised Options
Name	Grant Date	Exercisable (#)	Unexercisable (#)	Exercise price ($)	Expiration Date

Richard Ogawa	9/25/2019	275,000		$1.50	9/25/2029
Michael Thompson	11/5/2019	25,000		$1.50	11/5/2029
James Shealy	11/5/2019	11,583	18,417	$1.50	11/5/2024
Richard Ogawa	5/30/2021	—	50,000	$3.93	5/30/2031
Michael Thompson	5/30/2021	—	50,000	$3.93	5/30/2031
John Edmunds	6/16/2021	—	70,246	$2.90	6/16/2031
Richard Ogawa	12/30/2021	2,500	17,500	$1.77	12/30/2031
Michael Thompson	12/30/2021	2,500	17,500	$1.77	12/30/2031
John Edmunds	12/30/2021	2,500	17,500	$1.77	12/30/2031
Richard Ogawa	12/30/2021	2,917	32,083	$1.77	12/30/2031
John Edmunds	12/30/2021	1,667	18,333	$1.77	12/30/2031
Richard Brown	12/30/2021	—	100,000	$1.77	12/30/2026
James Shealy	12/30/2021	—	80,000	$1.77	12/30/2026

total		323,667	471,579

2019 Equity Compensation Plan

General

On June 18, 2019, our Board of Directors adopted an Equity Compensation Plan (the “2019 Plan”). The 2019 Plan was approved by the stockholders on the same day. On May 26, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to (i) increase the number of shares of Common Stock authorized for issuance under the 2019 Plan from 1,326,000 to 2,500,000 shares; (ii) increase the maximum aggregate number of shares, options and/or other awards that may be granted to any one person during any calendar year from 500,000 to 1,300,000; and (iii) clarify the availability of cashless exercise as a form of consideration. On September 16, 2020, the Board of Directors and a majority of the Company’s shareholders approved the second amendment to the 2019 Plan to (i) increase the number of shares of Common Stock authorized for issuance under the 2019 Plan from 2,500,000 to 4,600,000; (ii) increase the maximum aggregate number of shares, options and/or other awards that may be granted to any one person during any calendar year from 1,300,000 to 2,950,000. On February 9, 2022, subject to the shareholders’ approval, our Board of Directors approved that the aggregate number of shares authorized for issuance as awards under the 2019 Plan shall be 4,600,000 shares plus an annual increase on the first day of each fiscal year for the rest of the term of the Plan in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock of the Company on the last day of the immediately preceding year or (iii) an amount determined by the Board.

As of the date hereof, a total of 4,360,656 options have been granted under the 2019 Plan, of which 1,398,246 options are outstanding, 315,625 options have been exercised. There are 2,886,129 shares are available to be issued in the future under the 2019 Plan.

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

Description of the 2019 Equity Compensation Plan

The following description of the principal terms of the 2019 Plan, as amended, is a summary and is qualified in its entirety by the full text of the amended 2019 Plan, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 8, 2021.

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

If on the date of grant the Common Stock is listed on a stock exchange, the fair market value shall generally be the closing sale price on the last trading day before the date of grant. If no such prices are available, the fair market value shall be determined in good faith by the Board of Directors based on the advice of a qualified valuation expert.

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

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 12,726,911 shares of Common Stock issued and outstanding as of the date hereof. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options or warrants held by that person and exercisable as of March 31, 2022. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Odyssey Semiconductor Technologies, Inc., 9 Brown Road, Ithaca, NY 14850.

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class
Richard J. Brown, Interim Chief Executive Officer, Chief Technical Officer and Director	2,731,251	(1)	21.46%
James R. Shealy, Secretary and Treasurer	2,743,750	(2)	21.56%
John Edmunds, Chairman of the Board and Director	142,085	(3)	1.11%
Richard Ogawa, Director	328,335	(4)	2.52%
Michael Thompson, Director	30,000	(5)	*
All Executive Officers and Directors (5 persons)	5,975,421		46.95%
Greater than 5% Stockholders
Mark Tompkins	2,816,033	(6)	22.13%

* Less than 1%.

(1)	Includes (i) 2,658,334 shares of Common Stock issued in connection with the Share Exchange; (ii) 66,667 shares of Common Stock purchased at a private placement in June 2019; and (iii) 6,250 shares of Common Stock purchased at a private placement in March 2021.

(2)	Includes (i) 2,658,333 shares of Common Stock issued in connection with the Share Exchange; (ii) 66,667 shares of Common Stock purchased at a private placement in June 2019; and (iii) 18,750 shares of Common Stock purchased at a private placement in March 2021.

(3)	Includes (i) 125,000 shares of Common Stock purchased on the open market in October 2021; (ii) options exercisable within 60 days to purchase an aggregate of 5,000 shares of Common Stock at the price of $1.77 per share; and (iii) options exercisable within 60 days to purchase an aggregate of 6,667 shares of Common Stock at the price of $1.77 per share. In addition, Mr. Edmunds also owns the following: (i) options to purchase 70,246 shares of Common Stock at the price of $2.90 per share, which will vest over 4 years in equal annual installments starting from June 22, 2022; (ii) options to purchase 15,000 shares of Common Stock at the price of $1.77 per share, which will vest quarterly in 6 equal installments starting from June 30, 2022; and (iii) options to purchase 13,333 shares of Common Stock at the price of $1.77 per share, which will vest quarterly in 8 equal installments starting from April 30, 2022.

(4)

Includes (i) 16,667 shares of Common Stock purchased at a private placement in August 2019; (ii) 20,000 shares of Common Stock purchased at a private placement in March 2021; (iii) vested options to purchase 275,000 shares of Common Stock at the price of $1.50 per share, granted under the Company’s 2019 Plan; (iv) vested options to purchase 5,000 shares of Common Stock at the price of $1.77 per share; and (v) vested options to purchase 11,667 shares of Common Stock at the price of $1.77 per share. In addition, Mr. Ogawa also owns (i) options to purchase 50,000 shares of Common Stock at $3.93 per share, half of which will vest as of June 2, 2022 and the other half June 2, 2023; (ii) options to purchase 15,000 shares of Common Stock at the price of $1.77 per share, which will vest quarterly in 6 equal installments starting from June 30, 2022; and (iii) options to purchase 23,333 shares of Common Stock at the price of $1.77 per share, which will vest quarterly in 8 equal installments starting from April 30, 2022.

(5)

Includes (i) vested options to purchase 25,000 shares of Common Stock at the price of $1.50 per share, granted under the Company’s 2019 Plan; and (ii) vested options to purchase 5,000 shares of Common Stock at the price of $1.77 per share. Mr. Thompson also owns (i) options to purchase 50,000 shares of Common Stock at $3.93 per share, half of which will vest as of June 2, 2022 and the other half June 2, 2023; and (ii) options to purchase 15,000 shares of Common Stock at the price of $1.77 per share, which will vest quarterly in 6 equal installments starting from June 30, 2022.

(6)	Includes (i) 2,741,033 shares of Common Stock; and (ii) 75,000 shares of Common Stock held by Montrose Capital Partners Limited, over which Mr. Tompkins has voting, dispositive or investment powers. Mr. Tompkins’ address is Apt. 1, Via Guidino 23, 6900 Lugano-Paradiso, Switzerland.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

On March 11, 2020, in connection with his appointment as the Company’s then Acting Chief Executive Officer and Executive Chairman, Mr. Alex Behfar was granted options to purchase 375,000 shares of Common Stock at the price of $1.50 per share, that vest ratably on a monthly basis over two years and options to purchase 125,000 shares of Common Stock at the price of $1.50 per share, which vested in March 2021. On July 17, 2020, Mr. Behfar was granted options to purchase 600,000 shares of Common Stock at the price of $1.50 per share that vest ratably on a monthly basis over 20 months and options to purchase 200,000 shares of Common Stock at the price of $1.50 per share which vested on March 30, 2021. On September 16, 2020, in connection with his appointment as the Company’s then Chief Executive Officer and Chairman, Mr. Behfar was granted options to purchase 1,637,410 shares of Common Stock at the price of $1.50 per share that will vest ratably on a monthly basis over 24 months starting from March 11, 2022. Upon Mr. Behfar’s resignation as Chief Executive Officer, Chairman of the Board of Directors and Director of the Company, effective as of September 22, 2021, a total of 1,911,160 unvested options were forfeited.

In connection with Mr. John Edmunds’s appointment as a Director and Chairman of Audit Committee of the Company, the Company agreed to pay Mr. Edmunds (i) an annual cash compensation of $20,000; (ii) a one-time grant on June 22, 2021 of non-qualified stock options under the Company 2019 Equity Compensation Plan to purchase 70,246 shares of Common Stock of the Company at $2.90 per share; (iii) an annual grant of non-qualified stock options under the 2019 Plan to purchase a number of shares of Common Stock of the Company that have a value of $60,000, calculated using the fair market value of Common Stock of the Company as determined by the Board as of the date of grant, with an exercise price equal to the closing bid price of Common Stock of the Company as of the date of grant; provided that Mr. Edmunds shall have served on the Board for at least six months prior to the date of grant; and (iv) reimbursement for reasonable out-of-pocket costs and travel expenses in connection with his attendance at meetings of the Board and Audit Committee.

On December 30, 2021, the board of directors approved the following grants to our officers and directors under the 2019 Plan: (i) 10-year non-qualified stock options to purchase 20,000 shares of Common Stock at a price of $1.77 per share to each of John Edmunds, Richard Ogawa and Michael Thompson, non-employee directors of the Company; (ii) 10-year non-qualified stock options to purchase 20,000 shares and 35,000 shares of Common Stock at a price of $1.77 per share to John Edmunds (for providing service to the Company as Chairman of the Board) and Richard Ogawa, respectively; and (iii) 5-year options to purchase 100,000 shares and 80,000 shares of Common Stock at a price of $1.77 per share to Richard Brown and James Shealy, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as the Company’s independent registered public accounting firm for the last two fiscal years. The following table shows the fees that were billed for the audit and other services provided to the Company for 2021 and 2020.

	2021	2020
Audit Fees	$111,240	$103,045
Audit-Related Fees	$10,300	$23,690
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$121,540	$157,693

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

All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.1	Odyssey Semiconductor Technologies, Inc. Second Amended and Restated 2019 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on April 8, 2021, File No. 333-234741)
10.2	Form of Odyssey Semiconductor Technologies, Inc. Stock Option Agreement (Employee) (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.3	Form of Odyssey Semiconductor Technologies, Inc. Stock Option Agreement (Director) (Incorporated by reference to Exhibit 10.10a to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.2	Form of Subscription Agreement for March 2021 Private Placement (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on April 8, 2021, File No. 333-234741)
10.3	Form of Registration Rights Agreement for March 2021 Private Placement (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on April 8, 2021, File No. 333-234741)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
23.1	Consent of Marcum LLP (filed herewith)
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640)
99.2	Charter of Audit Committee (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640)
99.3	Charter of Compensation Committee (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640.)
99.4	Charter of Nominating and Corporate Governance Committee (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640.)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2022.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC.

By:	/s/ Richard Brown
Name: Richard Brown
Title: Interim Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors Odyssey Semiconductor Technologies, Inc., a Delaware corporation (the “Registrant”), do hereby constitute and appoint Richard Brown as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that the said attorneys-in-fact and agent, or any of his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Richard Brown	Interim Chief Executive Officer	March 31, 2022
Richard Brown	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ John Edmunds	Chairman of the Board and Director	March 31, 2022
John Edmunds

/s/ Richard Ogawa	Director	March 31, 2022
Richard Ogawa

/s/ Michael Thompson	Director	March 31, 2022
Michael Thompson