Form 10-Q
period 2022-03-31
Odyssey Semiconductor Technologies, Inc.
filed 2022-05-23
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(607) 882-2754

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

As of May 23, 2022, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022 (Unaudited)	2021
Assets
Current Assets:
Cash	$1,573,880	$2,598,213
Accounts receivable	170	6,170
Deferred expenses	18,753	7,870
Prepaid expenses and other current assets	386,418	225,260

Total Current Assets	1,979,221	2,837,513
Restricted cash	103,213	103,201
Property and equipment, net	933,171	853,290
Operating ROU Asset	477,018	—

Total Assets	$3,492,623	$3,794,004

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$240,768	$147,947
Loan payable - short term	74,739	74,134
Lease liability – short term portion	177,453
Deferred revenue	75,000	10,000

Total Current Liabilities	567,960	232,081

Long-Term Lease Liability	460,352	—
Loans payable - long term	326,773	345,459
Total liabilities	1,355,085	577,540
Commitments and contingencies	—	—

Stockholders' Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,272	1,272
Additional paid-in capital	9,924,394	9,873,345
Accumulated deficit	(7,788,128)	(6,658,153)

Total Stockholders' Equity	2,137,538	3,216,464

Total Liabilities and Stockholders' Equity	$3,492,623	$3,794,004

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For The Three Months Ended March 31,
	2022	2021

Revenues	$29,938	$230,969

Cost of Revenues	30,999	382,853

Gross Loss	(1,061)	(151,884)

Operating Expenses:
Research and development	369,184	153,037
Selling, general, and administrative	757,927	796,474

Total Operating Expenses	1,127,111	949,511

Loss From Operations	(1,128,172)	(1,101,395)

Other Income (Expense):
Forgiveness of PPP loan and other income	2,013	210,680
Interest expense	(3,816)	(4,396)
Net Loss	$(1,129,975)	$(895,111)

Net Loss Per Share:
Basic	$(0.09)	$(0.08)
Diluted	$(0.09)	$(0.08)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	11,354,130
Diluted	12,726,911	11,354,130

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance - December 31, 2021	12,726,911	1,272	9,873,345	(6,658,153)	3,216,464

Stock based compensation	—	—	51,049	—	51,049
Net loss three months ended 12/31/2021	—	—	—	(1,129,975)	(1,129,975)
Balance - March 31, 2022	12,726,911	1,272	9,924,394	(7,788,128)	2,137,538

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2020	11,429,661	1,143	4,046,370	(3,516,400)	531,113
Stock based compensation	—	—	678,918	—	678,918
Exercise of stock options	45,625	4	68,434	—	68,438
Sale of shares of common stock	1,251,625	125	5,006,375	—	5,006,500
Costs of stock sale	—	—	(407,445)	—	(407,445)
Net loss three months ended 3/31/2021	—	—	—	(895,111)	(895,111)
Balance - March 31, 2021	12,726,911	1,272	9,392,652	(4,411,511)	4,982,413

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For The Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,129,975)	$(895,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51,049	678,918
Forgiveness of PPP loan indebtedness	—	(210,680)
Depreciation and amortization	42,469	40,978
Changes in operating assets and liabilities:
Contract assets	—	62,273
Accounts receivable	6,000	10,707
Prepaid expenses and other current assets	16,295	(6,151)
Deferred expenses	(10,883)	(75,327)
Accounts payable and accrued expenses	92,821	93,747
Deferred revenue	65,000	99,311

Total Adjustments	262,751	693,776

Net Cash Used In Operating Activities	(867,224)	(201,335)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	(122,122)	(21,161)
Lease of property	(16,666)	—

Net Cash Used In Investing Activities	(138,788)	(21,161)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs	—	5,006,500
Proceeds from government loans	—	193,625
Repayment of government loans	(18,309)	(3,561)
Proceeds from exercise of stock options	—	68,438
Payment of deferred offering costs	—	(407,445)

Net Cash Provided By (Used In )Financing Activities	(18,309)	4,857,557

Net Increase (Decrease) In Cash and Restricted Cash	(1,024,321)	4,635,061

Cash and Restricted Cash - Beginning of Period	2,701,414	375,854

Cash and Restricted Cash - End of Period	$1,677,093	$5,010,915

Cash and Restricted Cash Consisted of the Following:
Cash	$1,573,880	$4,907,753
Restricted cash	103,213	103,162
Cash and Restricted Cash	$1,677,093	$5,010,915

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,588	$1,600
Income taxes	$—	$—

Non-cash investing and financing activities:
Operating Lease ROU Asset	$680,683	$—

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Liquidity and Financial Condition

As of March 31, 2022, the Company had a cash balance, working capital and accumulated deficit of approximately $1,600,000, $1,400,000 and $7,800,000, respectively. During the three months ended March 31, 2022, the Company generated a net loss of approximately $1,100,000.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance of these financial statements. This raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company has engaged with an investment bank to assist with the fund raise; however, there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering and a listing application with Nasdaq, but there is no assurance that the offering and the listing application will be successful. In addition, the Company is also exploring the possibility of a small bridge loan to cover operating cash needs for several quarters or more and to provide some flexibility to the timing of a more permanent fund raising effort.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 8 – Commitments and Contingencies - Operating Lease for additional details.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of March 31, 2022 and December 31, 2021, deferred expenses were approximately $19,000 and $8,000, respectively.

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

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) Topic 842, “Leases”, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to now recognize operating leases on the balance sheet and disclose key information about leasing arrangements. ASC Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the new standard on January 1, 2022 using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and accounting policies elections related to this standard:

●	Short-term lease accounting policy election allowing lessees to not recognize ROU assets and liabilities for leases with a term of 12 months or less;
●	The option to not separate lease and non-lease components in the Company’s lease contracts; and
●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing the capitalization of initial direct costs for any existing leases.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of approximately $680,000 on the consolidated balance sheet as of January 1, 2022. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 8, Leases.

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

During the three months ended March 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generated revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. Such projects were completed in 2021. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $0 and $225,000, respectively, of grant revenue.

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of March 31,
	2022	2021
Warrants	245,696	245,696
Options	1,398,246	3,211,785
Total	1,643,942	3,457,481

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2022 and December 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the three months ended March 31, 2022 and 2021. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	March 31, 2022	December 31, 2021

Insurance	$26,071	$30,666
Legal Fees	4,480	16,180
Deposit for equipment purchase	25,288	25,288
Operating ROU asset – short term portion	177,453	—
Deposit for leased equipment purchase (Note 11)	153,126	153,126
Total	$386,418	$225,260

In December 2021, the Company made a deposit of $153,126 to purchase equipment (included in prepaid expenses in the accompanying balance sheet). The remainder of the purchase price was to be financed through a long-term lease. Terms and finalization of the lease has not yet occurred, and the Company has requested a refund of its deposit from the initial lessor who did not follow through with lease financing based on their original lease proposal.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	43,705	43,705
Leasehold improvements	543,118	450,374
Machinery	657,017	627,641
Subtotal	1,262,254	1,140,133
Accumulated Depreciation	(329,083)	(286,842)

Property and Equipment, net	$933,171	$853,290

Depreciation and amortization expense related to property and equipment was approximately $42,000 and $40,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021

Accounts payable	$90,268	$67,970
Accrued payroll	75,055	29,994
Credit cards payable	67,041	36,690
Accrued interest and other	8,404	13,293
Total	$240,768	$147,947

Note 6 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued as of the date hereof.

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

On March 11, 2020, the Company granted the following 10 ten-year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s then newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance-based options were established in the quarter ended December 31, 2021. The terms of the performance-based options were met during the quarter ended March 31, 2021.

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

On February 9, 2022, subject to the shareholders’ approval, the Board of Directors approved that the aggregate number of shares authorized for issuance as awards under the 2019 Plan shall be 4,600,000 shares plus an annual increase on the first day of each fiscal year for the rest of the term of the Plan in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock of the Company on the last day of the immediately preceding year or (iii) an amount determined by the Board of Directors.

The stock option activity from January 1, 2021 through March 31, 2022 is as follows (note there were no options granted, exercised, expired or forfeited in the three months ended March 31, 2022):

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, December 31, 2020	3,257,410	$1.5	9.1
Options granted	833,246	2.7	6.7
Options exercised	(45,625)	1.5	—
Options converted	—	—	—
Options expired	(735,625)	1.5	—
Options forfeited	(1,911,160)	1.5	—
Balance, December 31, 2021 and March 31, 2022	1,398,246	2.2	6.0
Vested shares at March 31, 2022	483,500	1.5	2.4

The following table summarizes the outstanding options at March 31, 2022 by exercise price.

Exercise price	Outstanding options	Exercisable options
$1.50	565,000	450,167
$3.93	388,246	0
$1.77	445,000	33,333
	1,398,246	483,500

At March 31, 2022, the Company has 2,886,129 options available to grant under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for issuances during the year of 2021:

2021
Risk-free interest rate	1.2%
Expected term	7.0 years
Expected volatility	91%
Expected dividends	0
Grant date fair value of common stock	$1.91/share

During the three months ended March 31, 2022, the Company recognized stock-based compensation expense related to stock options of approximately $51,000, of which approximately $7,000 was recorded as part of research and development expenses and $44,000 was included within general and administrative expenses on the consolidated statements of operations. During the three months ended March 31, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $678,000 ($643,000 of which was included within general and administrative expenses, $3,000 of which was included in research and development expenses, $32,000 of which was included within cost of revenues).

As of March 31, 2022, there was unamortized stock-based compensation of approximately $1,500,000 which the Company expects to recognize over approximately 2.3 years. At March 31, 2022, the intrinsic value of outstanding and vested stock options was approximately $223,000 and $155,000, respectively.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2022 and March 31, 2021, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which was included as restricted cash on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

The assets and liabilities from operating leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its estimated incremental commercial borrowing rate,

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of March 31, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities
2022	$150,000
2023	200,000
2024	200,000
2025	183,337
Total undiscounted operating lease payments	$733,337
Less: Imputed interest	95,533
Present value of operating lease liabilities	$637,805
Short-term portion	177,453
Long term portion	460,352

Weighted average remaining lease term in years	4.9
Weighted average discount rate	6.50%

The Company incurred lease expense for its operating lease of approximately $50,000 for the three months ended March 31, 2022.

The minimum lease payments for the years ending December 31 are approximately as follows: $200,000 in each of 2022 through 2024 and $183,000 in 2025.

The Right of Use Asset at March 31, 2022 of $654,471 is being amortized over the lease term – with $177,453 classified as a short-term asset and $477,018 classified as a long term asset.

Note 9 – Concentrations

During the three months ended March 31, 2022, revenues were generated from two customers. At March 31, 2022, deferred costs and deferred revenues are attributable to one customer contract.

During the quarter ended March 31, 2021, substantially all revenues were generated from one customer pursuant to our contract with a governmental entity and amounted to approximately 84% of total revenues.

Note 10 – Government Loans

Paycheck Protection Program Loans

On May 1, 2020, the Company received loan proceeds in the amount of approximately $211,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, as amended (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of such qualifying business. The loans and accrued interest are forgivable after certain time periods further defined in the CARES Act (the “Covered Period”) as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the Covered Period. The outstanding balance was included in long-term loans payable at December 31, 2021. On March 6, 2021, the entire loan balance was forgiven.

On February 24, 2021, the Company received $193,625 pursuant to a promissory note issued under the Paycheck Protection Program Part 2 (“PPP2”). Interest was to accrue at 1% per annum and the note is payable in 60 monthly installments of $3,300 commencing May 2022; however, on November 15, 2021, the entire loan balance was forgiven.

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

The loans are summarized as follows:

	March 31, 2022	December 31, 2021

Principal outstanding	$404,780	$423,089
Deferred loan costs, net of amortization	(3,268)	(3,496)
Subtotal	401,512	419,593
Less current portion	(74,739)	(74,134)

Total long term portion	$326,773	$345,459

Interest expense on the above debt instruments was approximately $3,800 and $4,400 for the three months ended March 31, 2022 and 2021, respectively.

Note 11 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through May 23, 2022. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as follows

On April 18, 2022, Mark Davidson was appointed as Chief Executive Officer of the Company. In connection with Mr. Davidson’s appointment as Chief Executive Officer of the Company, the Company agreed to pay Mr. Davidson an annual cash compensation of $300,000. For 2022, Mr. Davidson will be eligible for an annual target bonus of up to $150,000 that will be prorated for nine (9) months (i.e. $112,500) based on his achievements of performance goals to be finalized and approved by the Board of Directors within the first two months of his employment. Such annual bonus will be paid in stock compensation until such time that the Company has sufficient cash flow. His eligibility for future bonuses will be determined by the Board of Directors in accordance with the Company’s future bonus plans and programs. In addition, the Company agreed to grant to Mr. Davidson an option to purchase a number of shares equivalent to 5.0% ownership of the Company on a fully-diluted basis using the treasury stock method as of March 31, 2022 (or 5.0% of 12,910,125 shares, or 650,000 shares), at the fair market value of the Company’s common stock as determined by the Board on the date it approves such grant. The option will vest at the rate of 25% per year on the anniversary date from the first day of his employment starting from April 1, 2023. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

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

RECENT DEVELOPMENTS

On April 18, 2022, Mark Davidson was appointed as Chief Executive Officer of the Company. In connection with Mr. Davidson’s appointment as Chief Executive Officer of the Company, the Company agreed to pay Mr. Davidson an annual cash compensation of $300,000. For 2022, Mr. Davidson will be eligible for an annual target bonus of up to $150,000 that will be prorated for nine (9) months (i.e. $112,500) based on his achievements of performance goals to be finalized and approved by the Board of Directors within the first two months of his employment. Such annual bonus will be paid in stock compensation until such time that the Company has sufficient cash flow. His eligibility for future bonuses will be determined by the Board of Directors in accordance with the Company’s future bonus plans and programs. In addition, the Company agreed to grant to Mr. Davidson an option to purchase a number of shares equivalent to 5.0% ownership of the Company on a fully-diluted basis using the treasury stock method as of March 31, 2022 (or 5.0% of 12,910,125 shares, or 650,000 shares), at the fair market value of the Company’s common stock as determined by the Board on the date it approves such grant. The option will vest at the rate of 25% per year on the anniversary date from the first day of his employment starting from April 1, 2023. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	2022	2021

Revenues	$29,938	$230,969

Cost of Revenues	30,999	382,853

Gross Loss	(1,061)	(151,884)

Operating Expenses:
Research and development	369,184	153,037
Selling, general, and administrative	757,927	796,474

Total Operating Expenses	1,127,111	949,511

Loss From Operations	(1,128,172)	(1,101,395)

Other Income:
Forgiveness of PPP loan and other income	2,013	210,680
Interest expense	(3,816)	(4,396)
Net Loss	$(1,129,975)	$(895,111)

Revenues

Revenues for the three months ended March 31, 2022 and 2021 were approximately $30,000 and $231,000, respectively, which represented a decrease of $201,000, or 87%. We have two commercial customers as of March 31, 2022. For the quarter ended March 31, 2021, we recognized revenue under one of our completed government contracts, which amounted to $225,000. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 and 2021 were approximately $31,000 and $383,000, respectively, which represented a decrease of $352,000, or 92%. The decrease was attributable to labor costs being re-directed to research and development projects, as compared to the completion of the government grant assignment in the quarter ended March 31,2021. We have operated at a gross loss for the past year as our revenues are not yet significant to cover our fixed costs of the facility.

Research and Development

Research and development expenses for the three months ended March 31, 2022 and 2021 were approximately $369,000 and $153,000, respectively, which represented an increase of $216,000, or 141%. The increase was primarily attributable to utilization of the facility employees, equipment usage costs and general lab supplies on research and development projects vs. customer assignments.

General and Administrative

Selling, general, and administrative expenses for the three months ended March 31, 2022 and 2021 were approximately $758,000 and $796,000, respectively, which represented a decrease of $39,000, or 5%. The decrease was primarily attributable to a decrease in stock-based compensation of $628,000 primarily resulting from the performance criteria of certain stock options to our Chief Executive Officer having been met in the first quarter of 2021, offset in part by an increase of legal and professional fees of approximately $300,000.

Other Income

Interest income in the three months ended March 31, 2022 and 2021 was insignificant. Other income for the three months ended March 31, 2021 represents the forgiveness of our PPP loan.

Net Loss

Net loss for the three months ended March 31, 2022 and 2021 was approximately $(1,130,000) and $(895,000), respectively, which represented a decrease of $(235,000), or 26%. The decrease was primarily attributable to the decrease in loss from operation of approximately $27,000 and the decrease in other income of $235,000, principally driven by the forgiveness of PPP loan in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

March 31, 2021
Cash	$1,677,093
Working Capital	$1,411,261

As of March 31, 2022, we had cash and working capital of $1,677,093 and $1,411,261, respectively. We received the proceeds of the private placement of our securities and PPP loans in 2021. We expect our current cash on hand to be insufficient to meet our operating and capital requirements for the next twelve months from the date of this filing. This raises substantial doubt about our ability to continue as a going concern. The Company has engaged with an investment bank to assist with the fund raise; however, there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering and a listing application with Nasdaq, but there is no assurance that the offering and the listing application will be successful. In addition, the Company is also exploring the possibility of a small bridge loan to cover operating cash needs for several quarters or more and to provide some flexibility to the timing of a more permanent fund raising effort. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the three months ended March 31, 2022 and 2021 was approximately $(867,000) and $(201,000), respectively. Net cash used in operating activities for the three months ended March 31, 2022 includes cash used to fund a net loss of approximately $1,130,000, reduced by approximately $94,000 of non-cash income/expenses, partially offset by $169,000 of net cash provided by changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2021 included cash used to fund a net loss of approximately $895,000, reduced by $509,000 of non-cash expenses, partially offset by $185,000 of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was approximately $139,000 and $21,000, respectively, primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by (used in) financing activities for the three months ended March 31, 2022 and 2021 was approximately $(18,000) and $4,856,000 respectively. we have not received any external financing in 2022. Net provided by financing activities for the three months ended March 31, 2021 was primarily attributable to expenditures to the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan and proceeds from the exercise of stock options.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.1	Offer Letter to Mark Davidson, dated April 7, 2022, by Odyssey Semiconductor Technologies, Inc. (Filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer *
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2022.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Mark Davidson
Mark Davidson
Chief Executive Officer