Form 10-Q
period 2022-06-30
Odyssey Semiconductor Technologies, Inc.
filed 2022-08-15
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022 (unaudited)	2021
Assets

Current Assets:
Cash	$604,255	$2,598,213
Accounts receivable	170	6,170
Deferred expenses	61,959	7,870
Prepaid expenses and other current assets	238,708	225,260

Total Current Assets	905,092	2,837,513
Restricted cash	103,224	103,201
Property and equipment, net	1,051,237	853,290
Operating ROU Asset	614,620	—

Total Assets	$2,674,173	$3,794,004

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$353,370	$147,947
Loan payable - short term	75,350	74,134
Lease liability - short term portion	180,353	—
Deferred revenue	75,000	10,000

Total Current Liabilities	684,073	232,081

Long-term lease liability	417,602	—
Loans payable - long term	307,935	345,459
Total liabilities	1,409,610	577,540
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,272	1,272
Additional paid-in capital	10,383,144	9,873,345
Accumulated deficit	(9,119,853)	(6,658,153)

Total Stockholders’ Equity	1,264,563	3,216,464

Total Liabilities and Stockholders’ Equity	$2,674,173	$3,794,004

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$20,581	$287,153	$50,519	$518,122

Cost of Revenues	23,097	361,417	54,096	744,270

Gross Profit (Loss)	(2,516)	(74,264)	(3,577)	(226,148)

Operating Expenses:
Research and development	647,705	466,042	1,016,889	619,079
Selling, general, and administrative	677,847	772,352	1,435,774	1,568,826

Total Operating Expenses	1,325,552	1,238,394	2,452,663	2,187,905

Loss From Operations	(1,328,068)	(1,312,658)	(2,456,240)	(2,414,053)

Other Income (Expense):
Forgiveness of PPP loan and other income	11	3,026	2,024	213,706
Interest expense	(3,668)	(5,451)	(7,484)	(9,847)
Net Loss	$(1,331,725)	$(1,315,083)	$(2,461,700)	$(2,210,194)

Net (Loss) Income Per Share:
Basic	$(0.10)	$(0.10)	$(0.19)	$(0.18)
Diluted	$(0.10)	$(0.10)	$(0.19)	$(0.18)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	12,726,911	12,726,911	12,103,599
Diluted	12,726,911	12,726,911	12,726,911	12,103,599

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance - December 31, 2021	12,726,911	$1,272	$9,873,345	$(6,658,153)	$3,216,464

Stock based compensation	—	—	51,049	—	51,049
Net loss three months ended 3/31/2022	—	—	—	(1,129,975)	(1,129,975)
Balance - March 31, 2022	12,726,911	$1,272	$9,924,394	$(7,788,128)	$2,137,538

Stock based compensation	—	—	458,750	—	458,750
Net loss three months ended 6/30/2022	—	—	—	(1,331,725)	(1,331,725)
Balance - June 30, 2022	12,726,911	$1,272	$10,383,144	$(9,119,853)	$1,264,563

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2020	11,429,661	$1,143	$4,046,370	$(3,516,400)	$531,113
Stock based compensation	—	—	678,918	—	678,918
Exercise of stock options	45,625	4	68,434	—	68,438
Sale of shares of common stock	1,251,625	125	5,006,375	—	5,006,500
Costs of stock sale	—	—	(407,445)	—	(407,445)
Net loss three months ended 3/31/2021	—	—	—	(895,111)	(895,111)
Balance - March 31, 2021	12,726,911	$1,272	$9,392,652	$(4,411,511)	$4,982,413

Stock based compensation	—	—	536,478	—	536,478
Net loss three months ended 6/30/2021	—	—	—	(1,315,083)	(1,315,083)
Balance - June 30, 2021	12,726,911	$1,272	$9,929,130	$(5,726,594)	$4,203,808

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For The Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(2,461,700)	$(2,210,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	509,799	1,215,396
Forgiveness of PPP loan indebtedness	—	(210,680)
Depreciation and amortization	91,392	82,598
Changes in operating assets and liabilities:
Contract assets	—	62,273
Accounts receivable	6,000	6,332
Prepaid expenses and other current assets	(13,448)	(6,288)
Deferred expenses	(54,089)	163,302
Accounts payable and accrued expenses	205,423	(42,211)
Deferred revenue	65,000	(158,467)

Total Adjustments	810,077	1,112,255

Net Cash Used In Operating Activities	(1,651,623)	(1,097,939)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	(288,883)	(21,161)
Lease of property	(16,665)	—

Net Cash Used In Investing Activities	(305,548)	(21,161)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs	—	4,599,055
Proceeds from government loans	—	193,625
Repayment of government loans	(36,764)	(12,470)
Proceeds from exercise of stock options	—	68,438
Payment of deferred offering costs	—
Payment of deferred loan costs	—

Net Cash Provided By (Used In) Financing Activities	(36,764)	4,848,648

Net Increase (Decrease) In Cash and Restricted Cash	(1,993,935)	3,729,548

Cash and Restricted Cash - Beginning Of Period	2,701,414	375,855

Cash and Restricted Cash - End Of Period	$707,479	$4,105,403

Cash and Restricted Cash Consisted of the Following:
Cash	$604,255	$4,002,228
Restricted cash	103,224	103,175
Cash and Restricted Cash	$707,479	$4,105,403

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$7,027	$4,400
Income taxes	$—	$—

Non-cash investing and financing activities:
Operating Lease ROU Asset	$693,683	$—

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

COVID-19

The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, the consequential potential of staff shortages, supply chain delays, and project development delays, all of which are highly uncertain and cannot be predicted. If demand for the Company’s services or the Company’s ability to service customers are impacted for an extended period, especially as it relates to major customers, our financial condition and results of operations may be materially adversely affected.

Liquidity and Financial Condition

As of June 30, 2022, the Company had a cash balance, working capital and accumulated deficit of approximately $600,000, $221,000 and $9,100,000, respectively. During the six months ended June 30, 2022, the Company generated a net loss of approximately $2,462,000.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance of these financial statements. This raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company has engaged with an investment bank to assist with the fund raise; however, there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering, but there is no assurance that the offering will be successful. The Company received $1.25 million proceeds on a bridge financing in August 2022 – See Note 12.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 8 – Commitments and Contingencies - Operating Lease for additional details.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of June 30, 2022 and December 31, 2021, deferred expenses were approximately $62,000 and $8,000, respectively.

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of approximately $694,000 on the consolidated balance sheet as of January 1, 2022. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 8, Leases.

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

During the six months ended June 30, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generated revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. Such projects were completed in 2021. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the six months ended June 30, 2022 and 2021, the Company recognized approximately $0 and $418,000, respectively, of grant revenue.

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

 The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. Option forfeitures are accounted for at the time of occurrence. The expected term used is the estimated period of time that warrants or options are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee options. For investor warrants and non-employee options, the expected term used is the contractual life of the instrument being valued. The Company uses its trading history to support its historical volatility calculations.

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of June 30,
	2022	2021
Warrants	245,696	245,696
Options	2,048,246	3,550,031
Total	2,293,942	3,795,727

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2022 and December 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the six months ended June 30, 2022 and 2021. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	June 30, 2022	December 31, 2021

Insurance	$60,294	$30,666
Legal Fees	—	16,180
Deposit for equipment purchase	25,288	25,288
Deposit for leased equipment purchase (Note 11)	153,126	153,126
Total	$238,708	$225,260

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

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 31, 2022	December 31, 2021

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	43,705	43,705
Leasehold improvements	687,632	450,374
Machinery	679,265	627,640
Subtotal	1,429,015	1,140,132
Accumulated Depreciation	(377,778)	(286,842)

Property and Equipment, net	$1,051,237	$853,290

Depreciation and amortization expense related to property and equipment was approximately $91,000 and $82,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021

Accounts payable	$212,864	$67,970
Accrued expenses	106,836	29,994
Credit cards payable	25,266	36,690
Accrued interest and other	8,404	13,293
Total	$353,370	$147,947

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

On April 26, 2022, the Company granted to Mr. Davidson an option to purchase 650,000 shares of the Company’s common stock at $1.66 per share. The option will vest at the rate of 25% per year on the anniversary date from the first day of his employment starting from April 1, 2023. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

The stock option activity from January 1, 2021 through June 30, 2022 is as follows:

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, December 31, 2020	3,257,410	$1.50	9.1
Options granted	833,246	2.67	6.7
Options exercised	(45,625)	1.50	—
Options expired	(735,625)	1.50	—
Options forfeited	(1,911,160)	1.50	—
Balance, December 31, 2021	1,398,246	2.20	6.3
Options granted	650,000	1.66	9.8
Balance, June 30, 2022	2,048,246	2.03	6.9
Vested shares at June 30, 2022	648,145	$1.99	1.9

The following table summarizes the outstanding options at June 30, 2022 by exercise price.

Exercise price	Outstanding options	Exercisable options
$1.66	650,000	0
$1.50	565,000	460,000
$1.77	445,000	54,583
$3.93	268,000	106,000
$2.90	70,246	17,562
$3.55	50,000	10,000
	2,048,246	648,145

At June 30, 2022, the Company has 2,236,129 options available to grant under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for issuances during the six months ended June 30, 2022 and 2021:

	2022	2021
Risk-free interest rate	2.77%	1.1%
Expected term	7.0 years	7.5 years
Expected volatility	100.4%	81%
Expected dividends	0	0
Grant date fair value of common stock	$1.38/share	$ 2.45 share

During the six months ended June 30, 2022, the Company recognized stock-based compensation expense related to stock options of approximately $510,000, of which approximately $181,000 was recorded as part of research and development expenses and $312,000 was included within general and administrative expenses and $17,000 of which was included within cost of revenues on the consolidated statements of operations. See Note 11 for further discussion. During the six months ended June 30, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $1,215,000 ($1,144,000 of which was included within general and administrative expenses, $42,000 of which was included in research and development expenses, $29,000 of which was included within cost of revenues).

As of June 30, 2022, there was unamortized stock-based compensation of approximately $1,900,000 which the Company expects to recognize over approximately 3.7 years. At June 30, 2022, the intrinsic value of outstanding and vested stock options was nil.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2022 and June 30, 2021, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which was included as restricted cash on the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

The assets and liabilities from operating leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its estimated incremental commercial borrowing rate,

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of June 30, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities
2022 (remainder of year)	$100,000
2023	200,000
2024	200,000
2025	183,337
Total undiscounted operating lease payments	$683,337
Less: Imputed interest	85,382
Present value of operating lease liabilities	$597,955
Short-term portion	180,353
Long term portion	$417,602

Remaining lease term in years	3.4
Discount rate	6.50%

The Company incurred lease expense for its operating lease of approximately $100,000 for the six months ended June 30, 2022 and 2021.

 The Right of Use Asset at June 30, 2022 of $614,620 is being amortized over the lease term.

Employment Agreement

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

Note 9 – Concentrations

During the six months ended June 30, 2022, revenues were generated from two customers. At June 30, 2022, substantially all deferred costs and deferred revenues are attributable to one customer contract.

During the six months ended June 30, 2021, substantially all revenues were generated from two governmental customers pursuant to our contracts with such entities and amounted to approximately 81% of total revenues. Such contracts were completed during 2021.

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

The loans are summarized as follows:

	June 30, 2022	December 31, 2021

Principal outstanding	$386,325	$423,089
Deferred loan costs, net of amortization	(3,040)	(3,496)
Subtotal	383,285	419,593
Less current portion	(75,350)	(74,134)

Total long term portion	$307,935	$345,459

Interest expense on the above debt instruments was approximately $7,000 and $10,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 11 – Revision of stock compensation expense

During the second quarter of 2022, the Company identified certain adjustments required to correct balances within stock-based compensation, which is included in operating expenses in the accompanying consolidated statements of operations, related to employees, directors and consultants (see Note 7 – Equity Compensation Plan) recorded during the three-month periods from June 2021 to March 2022. The Company had incorrectly calculated the amortization of the stock-based compensation for the periods from June 2021 to March 2022. The error discovered resulted in an understatement of the stock-based compensation expense for the periods June 2021 to March 2022 summarized as follows:

	As previously
	reported	adjustment	As if restated

Three months ended 6/30/2021

Gross profit (loss)	(74,264)	(369)	(74,633)
Operating expenses	1,238,394	24,253	1,262,647
Operating loss	(1,312,658)	24,622	(1,288,036)
Net loss	(1,315,083)	(24,622)	(1,339,705)

Additional paid in capital	9,929,130	24,622	9,953,752
Accumulated Deficit	(5,726,594)	(24,622)	(5,751,216)

Six months ended 6/30/2021

Gross profit (loss)	(226,148)	(369)	(226,517)
Operating expenses	2,187,905	24,253	2,212,158
Operating loss	(2,414,053)	24,622	(2,389,431)
Net loss	(2,210,194)	(24,622)	(2,234,816)

Additional paid in capital	9,929,130	24,622	9,953,752
Accumulated Deficit	(5,726,594)	(24,622)	(5,751,216)

Three months ended 9/30/2021

Gross profit (loss)	126,983	(1,173)	125,810
Operating expenses	858,099	77,034	935,133
Operating loss	(731,116)	78,207	(652,909)
Net loss	(710,663)	(78,207)	(788,870)

Additional paid in capital	9,837,157	78,207	9,915,364
Accumulated Deficit	(6,123,934)	(78,207)	(6,202,141)

Nine months ended 9/30/2021

Gross profit (loss)	(99,165)	(1,542)	(100,707)
Operating expenses	2,732,681	101,287	2,833,968
Operating loss	(2,831,846)	102,829	(2,729,017)
Net loss	(2,607,534)	(102,829)	(2,710,363)

Additional paid in capital	9,837,157	102,829	9,939,986
Accumulated Deficit	(6,123,934)	(102,829)	(6,226,763)

Year ended 12/31/2021

Gross profit (loss)	(83,257)	(2,431)	(85,688)
Operating expenses	3,474,593	159,625	3,634,218
Operating loss	(3,557,850)	162,056	(3,395,794)
Net loss	(3,141,753)	(162,056)	(3,303,809)

Additional paid in capital	9,873,345	162,056	10,035,401
Accumulated Deficit	(6,658,153)	(162,056)	(6,820,209)

Three months ended 3/31/2022

Gross profit (loss)	(1,061)	(1,507)	(2,568)
Operating expenses	1,127,111	98,961	1,226,072
Operating loss	(1,128,172)	100,468	(1,027,704)
Net loss	(1,129,975)	(100,468)	(1,230,443)

Additional paid in capital	9,924,394	262,523	10,186,917
Accumulated Deficit	(7,788,128)	(262,523)	(8,050,651)

Based upon an analysis of Accounting Standards Codification 250 “accounting Changes and Error Corrections (ASC 250), U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined this error was immaterial to the previously-issued condensed consolidated financial statements, and as such no restatement was necessary. Correcting prior-period financial statements for such immaterial misstatements does not require previously filed reports to be amended. Accordingly, the misstatement was corrected in the period ended June 30, 2022.

For the three and six months ended June 30, 2022, correction of this error increased our stock-based compensation expense, total operating expenses and net loss for periods through March 31, 2022 by $262,523. The stock-based compensation for the quarter ended June 30, 2022 decreased from $226,250 to $196,227. Loss per share increased in the three and six months ended June 30, 2021 by $0.01 in both periods. Further, additional paid in capital and accumulated deficit at June 30, 2022 also increased by $262,523.

Note 12 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through August 15, 2022. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as follows:

 On August 8, 2022, the Company issued a secured convertible promissory note in the amount of $1,250,000 (the “Promissory Note”) to a trust of which the Company’s Chairman, John Edmunds, is the trustee, pursuant to certain Subscription Agreement (the “Subscription Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”).

The Promissory Note was issued as part of a private placement (the “Offering”) for sale up to $3,750,000 of secured convertible promissory notes (collectively, the “Promissory Notes”) for a period until August 15, 2022, unless extended at the option of the Company in its sole discretion for a period of thirty (30) business days.

The Promissory Notes bear interest at a rate of ten percent (10%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at maturity in twelve (12) months. All interest due shall be paid in shares of the Company’s common stock, which shall be valued at a price equal to the average of the last 20 trading days’ closing price of the Company’s common stock, commencing on the date immediately preceding the date of conversion for purposes of the interest computation. The Promissory Notes may be convertible anytime at the discretion of the holders into shares of common stock of the Company at a price equal to the average of the last 20 trading days’ closing price, or automatically converted upon the closing of a public offering of the Company’s common stock with aggregate proceeds of at least $5 million at a 15% discount to the per share public offering price.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement to register the resale of the shares of common stock issuable upon the conversion of the Promissory Notes within 60 calendar days after the final closing of the Offering and cause the registration statement to be declared effective by the Securities and Exchange Commission within 90 calendar days after the filing of the registration statement. In addition, the Company agrees to keep such registration statement effective for a period of two (2) years after its effective date or for such shorter period ending on the date on which all securities registered thereunder have been sold.

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

OVERVIEW

We are a semiconductor device company developing revolutionary high-voltage power switching components and systems based on proprietary Gallium Nitride (GaN) processing technology. The premium power switching device market, which is described as applications where silicon-based (Si) systems perform insufficiently, is projected to reach over $3.5 billion by 2025 and is currently dominated by the semiconductor material silicon carbide (SiC). GaN-based systems outperform Si and SiC based systems in every way due to the superior material properties of GaN. However, the existing GaN products on the market use a lateral structure, limiting their ability to compete with SiC in the most valuable opportunities. Vertical GaN devices have, to-date proven difficult to process using standard semiconductor processing methods that are used to create Si and SiC based devices. We have developed a novel processing modification that allows GaN to be processed in a manner that for the first time, makes high voltage GaN power switching devices viably manufacturable. Our mission is to disrupt the rapidly growing premium power switching device market using our newly developed GaN high voltage power transistor for switching applications.

RECENT DEVELOPMENTS

During the second quarter of 2022, we validated our approach for building high-voltage GaN power switches, and will be building high-power, high-voltage prototypes in Q3 and Q4 for internal evaluation and initial customer sampling.

On April 18, 2022, Mark Davidson was appointed as Chief Executive Officer of the Company. In connection with Mr. Davidson’s appointment as Chief Executive Officer of the Company, the Company agreed to pay Mr. Davidson an annual cash compensation of $300,000. For 2022, Mr. Davidson will be eligible for an annual target bonus of up to $150,000 that will be prorated for nine (9) months (i.e. $112,500) based on his achievements of performance goals to be finalized and approved by the Board of Directors within the first two months of his employment. Such annual bonus will be paid in stock compensation until such time that the Company has sufficient cash flow. His eligibility for future bonuses will be determined by the Board of Directors in accordance with the Company’s future bonus plans and programs. In addition, the Company granted to Mr. Davidson an option to purchase 650,000 shares of the Company’s common stock at $1.66 per share.. The option will vest at the rate of 25% per year on the anniversary date from the first day of his employment starting from April 1, 2023. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

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

Other Income

Other income consists primarily of interest income on cash balances, and other miscellaneous items. In the first six months of 2021, this category also includes the forgiveness of the PPP loan.

RESULTS OF OPERATIONS

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

	For The Six Months Ended
	Jun 30,		Change	Change %
	2022	2021

Revenues	$50,519	$518,122	$(467,603)	-90%
Cost of Revenues	54,096	744,270	(690,174)	-93%
Gross (Loss) Profit	(3,577)	(226,148)	222,571	-98%
Operating Expenses:
Research and development	1,016,889	619,079	397,810	64%
Selling, general, and administrative	1,435,774	1,568,826	(133,052)	-8%
Total Operating Expenses	2,452,663	2,187,905	264,758	12%
(Loss) Income From Operations	(2,456,240)	(2,414,053)	(42,187)	2%
Other Income:
Other income	2,024	213,706	(211,682)	-99%
Interest expense	(7,484)	(9,847)	2,363	-24%
Net (Loss) Income	$(2,461,700)	$(2,210,194)	$(251,506)	11%

Overview

The following table presents certain information from the condensed consolidated statements of operations:

Revenues

Revenues for the six months ended June 30, 2022 and 2021 were approximately $50,000 and $518,000, respectively, which represented a decrease of $468,000, or 90%. We had two commercial customers as of June 30, 2022. For the six months ended June 30, 2021, we recognized revenue under two of our completed government contracts, which amounted to $418,000. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2022 and 2021 were approximately $54,000 and $744,000, respectively, which represented a decrease of $690,000, or 93%. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2022 and 2021 periods are relatively consistent and allocated between research and development and cost of revenues based upon the specific projects worked on during the period. We are currently focusing our resources on building our internal technology and have a couple of small customer pilot projects related to such technology. We have operated at a gross loss for the past year as our revenues are not yet significant to cover our fixed costs of the facility. We also incurred additional unrecoverable costs in the first half of 2021 as we completed our government contracts.

Research and Development

Research and development expenses for the six months ended June 30, 2022 and 2021 were approximately $1,017,000 and $619,000, respectively, which represented an increase of $398,000, or 64%. The increase was primarily attributable to utilization of the facility employees, equipment usage costs and general lab supplies on research and development projects vs. customer assignments.

General and Administrative

Selling, general, and administrative expenses for the six months ended June 30, 2022 and 2021 were approximately $1,436,000 and $1,569,000, respectively, which represented a decrease of $133,000, or 8%. The decrease was primarily attributable to a decrease in stock-based compensation of $833,000 primarily resulting from the performance criteria of certain stock options to our Chief Executive Officer having been met in the first half of 2021, offset in part by an increase of legal and professional fees of approximately $250,000, a substantial portion of which related to costs associated with fund raising activities which have not yet come to fruition and have not been capitalized, and an increase in recruiting fees and related salary of a combined $178,000 related to our new CEO.

Other Income

Interest income in the six months ended June 30, 2022 and 2021 was insignificant. Other income for the six months ended June 30, 2021 represents the forgiveness of our PPP loan.

Net Loss

Net loss for the six months ended June 30, 2022 and 2021 was approximately $(2,462,000) and $(2,210,000), respectively, which represented a decrease of $(251,000), or 11%. The decrease was primarily attributable to the decrease in loss from operation of approximately $190,000 and the decrease in other income of $212,000, principally driven by the forgiveness of PPP loan in 2021.

Three months ended June 30, 2022 Compared with three months ended June 30, 2021

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Three Months Ended
	June 30,		Change	Change %
	2022	2021

Revenues	$20,581	$287,153	$(266,572)	-93%
Cost of Revenues	23,097	361,417	(338,320)	-94%
Gross (Loss) Profit	(2,516)	(74,264)	71,748	-101%
Operating Expenses:
Research and development	647,705	466,042	181,663	39%
Selling, general, and administrative	677,847	772,352	(94,505)	-12%
Total Operating Expenses	1,325,552	1,238,394	87,158	7%
(Loss) Income From Operations	(1,328,068)	(1,312,658)	(15,410)	1%
Other Income:
interest and other income	11	3,026	(3,015)	-100%
Interest expense	(3,668)	(5,451)	1,783	-33%
Net (Loss) Income	$(1,331,725)	$(1,315,083)	$(16,642)	1%

Revenues

Revenues for the three months ended June 30, 2022 and 2021 were approximately $21,000 and $287,000, respectively, which represented a decrease of $267,000, or 93%. We had two clients as of June 30, 2022. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 and 2021 were approximately $23,000 and $361,000, respectively, which represented a decrease of $338,000, or 94%. The decrease was attributable to increased labor costs associated with our internal research and development projects in 2021, as major client projects finished. We are currently focusing our resources on building our internal technology and have a couple of small customer pilot projects related to such technology. We have operated at a gross loss for the past year as our revenues are not yet significant to cover our fixed costs of the facility. We also incurred additional unrecoverable costs in the three months ended June 30, 2021 as we completed our government contract.

Research and Development

Research and development expenses for the three months ended June 30, 2022 and 2021 were approximately $648,000 and $466,000, respectively, which represented an increase of $182,000, or 39%. The increase was primarily attributable to an overall increase in our focus on internal research and development activities, which resulted in increased wage allocation as well as increased rent, facility fees, equipment usage costs and general lab supplies.

General and Administrative

Selling, general, and administrative expenses for the three months ended June 30, 2022 and 2021 were approximately $678,000 and $772,000, respectively, which represented a decrease of $94,000, or 12%. During 2022, a higher percentage of costs related to payroll and facilities costs were allocated from general and administrative costs to research and development, reflecting the increased focus on the internal R&D programs. This was partially offset by an increase of $81,000 in stock-based compensation in the three months ended June 30, 2022 due to recognition of expense related to awards issued to the former Chief Executive Officer and board members as compared to the corresponding 2021 period. In addition, there was an increase of legal and professional fees of approximately $250,000 in the three months ended June 30, 2022, a substantial portion of which related to costs associated with fund raising activities which have not yet come to fruition and have not been capitalized, and an increase in recruiting fees and related salary of a combined $178,000 related to our new CEO.

Other Income

Other income (expense) for the three months ended June 30, 2022 and 2021 was insignificant.

Net (Loss) Income

Net (loss) income for the three months ended June 30, 2022 and 2021 was approximately $(1,332,000) and $(1,315,000), respectively, which represented a decrease of $(17,000), or 1%. The decrease in the loss was primarily attributable to the decrease in non-cash compensation charge of approximately $697,000 in the 2022 period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

June 30, 2022
Cash	$604,255
Working Capital	$221,019

As of June 30, 2022, we had cash and working capital of $604,255 and $221,019, respectively. We received proceeds of a private placement of our securities in early August 2022 and PPP loans in 2021. We expect our current cash on hand to be insufficient to meet our operating and capital requirements for the next twelve months from the date of this filing. This raises substantial doubt about our ability to continue as a going concern. The Company has engaged with an investment bank to assist with the fund raise; however, there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering, but there is no assurance that the offering will be successful. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the six months ended June 30, 2022 and 2021 was approximately $(1,652,000) and $(1,098,000), respectively. Net cash used in operating activities for the six months ended June 30, 2022 includes cash used to fund a net loss of approximately $2,462,000, reduced by approximately $601,000 of non-cash income/expenses, partially offset by $209,000 of net cash provided by changes in the levels of operating assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2021 included cash used to fund a net loss of approximately $2,210,000, reduced by $1,087,000 of non-cash expenses, partially offset by $25,000 of net cash used in changes in the levels of operating assets and liabilities.

The relative increase in the use of cash in operations over the comparable 2021 six month period was fueled by 1) an increase in legal fees of $ 250,000 primarily to prepare for a potential public stock offering and up-listing 2) a lack of foundry service profit of 171,000, 3) an increase in fees used on consultants for Government and investor relations of $140,000, 4) recruiting fees for the new CEO of $ 100,000, and 5) an increase in salaries partially attributable to the new CEO for 3 months of approximately $78,000.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was approximately $306,000 and $21,000, respectively, primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by (used in) financing activities for the six months ended June 30, 2022 and 2021 was approximately $(37,000) and $4,849,000 respectively. Net provided by financing activities for the six months ended June 30, 2021 was primarily attributable to expenditures to the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan and proceeds from the exercise of stock options. We make payments under our governmental loans of approximately $7,300 each month.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2022.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Mark Davidson
Mark Davidson
Chief Executive Officer

