Form 10-Q
period 2022-09-30
Odyssey Semiconductor Technologies, Inc.
filed 2022-11-10
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022 (unaudited)	2021
Assets

Current Assets:
Cash	$901,264	$2,598,213
Accounts receivable	58,780	6,170
Deferred expenses	—	7,870
Prepaid expenses and other current assets	71,118	225,260
Total Current Assets	1,031,162	2,837,513

Restricted cash	103,229	103,201
Property and equipment, net	1,002,599	853,290
Operating ROU Asset	574,117	—

Total Assets	$2,711,107	$3,794,004

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$327,289	$147,947
Loan payable - short term	78,984	74,134
Bridge loan- related party	1,250,000	—
Lease liability - short term portion	183,300	—
Deferred revenue	11,000	10,000
Total Current Liabilities	1,850,573	232,081

Long-term lease liability	390,820	—
Loans payable - long term	288,936	345,459
Total liabilities	2,530,329	577,540
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,272	1,272
Additional paid-in capital	10,590,834	9,873,345
Accumulated deficit	(10,411,328)	(6,658,153)

Total Stockholders’ Equity	180,778	3,216,464

Total Liabilities and Stockholders’ Equity	$2,711,107	$3,794,004

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$208,780	$174,952	$259,299	$693,074

Cost of Revenues	129,111	47,969	183,207	792,239

Gross Profit (Loss)	79,669	126,983	76,092	(99,165)

Operating Expenses:
Research and development	535,123	454,658	1,552,012	1,073,737
Fixed Asset deposit - Reserve	153,126	—	153,126	—
Selling, general, and administrative	653,308	403,441	2,089,082	1,658,944

Total Operating Expenses	1,341,557	858,099	3,794,220	2,732,681

Loss From Operations	(1,261,888)	(731,116)	(3,718,128)	(2,831,846)

Other Income (Expense):
Forgiveness of PPP loan and other income	3,520	25,013	5,544	238,719
Interest income (expense)	(33,107)	(4,560)	(40,591)	(14,407)
Net Loss	$(1,291,475)	$(710,663)	$(3,753,175)	$(2,607,534)

Net (Loss) Income Per Share:
Basic	$(0.10)	$(0.06)	$(0.29)	$(0.21)
Diluted	$(0.10)	$(0.06)	$(0.29)	$(0.21)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	12,726,911	12,726,911	12,320,979
Diluted	12,726,911	12,726,911	12,726,911	12,320,979

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance - December 31, 2021	12,726,911	$1,272	$9,873,345	$(6,658,153)	$3,216,464

Stock based compensation	—	—	51,049	—	51,049
Net loss three months ended 3/31/2022	—	—	—	(1,129,975)	(1,129,975)
Balance - March 31, 2022	12,726,911	$1,272	$9,924,394	$(7,788,128)	$2,137,538

Stock based compensation	—	—	458,750	—	458,750
Net loss three months ended 6/30/2022	—	—	—	(1,331,725)	(1,331,725)
Balance - June 30, 2022	12,726,911	$1,272	$10,383,144	$(9,119,853)	$1,264,563

Stock based compensation	—	—	207,690	—	207,690
Net loss three months ended 9/30/2022	—	—	—	(1,291,475)	(1,291,475)
Balance - September 30, 2022	12,726,911	$1,272	$10,590,834	$(10,411,328)	$180,778

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2020	11,429,661	$1,143	$4,046,370	$(3,516,400)	$531,113
Stock based compensation	—	—	678,918	—	678,918
Exercise of stock options	45,625	4	68,434	—	68,438
Sale of shares of common stock	1,251,625	125	5,006,375	—	5,006,500
Costs of stock sale	—	—	(407,445)	—	(407,445)
Net loss three months ended 3/31/2021	—	—	—	(895,111)	(895,111)
Balance - March 31, 2021	12,726,911	$1,272	$9,392,652	$(4,411,511)	$4,982,413

Stock based compensation	—	—	223,155	—	223,155
Net loss three months ended 6/30/2021	—	—	—	(1,001,760)	(1,001,760)
Balance - June 30, 2021	12,726,911	$1,272	$9,615,807	$(5,413,271)	$4,203,808

Stock based compensation	—	—	221,350	—	221,350
Net loss three months ended 9/30/2021	—	—	—	(710,663)	(710,663)
Balance - September 30, 2021	12,726,911	$1,272	$9,837,157	$(6,123,934)	$3,714,495

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For The Nine months ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(3,753,175)	$(2,607,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	717,489	1,123,423
Forgiveness of PPP loan indebtedness	—	(210,680)
Reserve fixed asset deposit	153,126	—
Depreciation and amortization	132,211	124,631
Changes in operating assets and liabilities:
Contract assets	—	62,273
Accounts receivable	(52,610)	(37,168)
Prepaid expenses and other current assets	1,016	(1,693)
Deferred expenses	7,870	180,143
Accounts payable and accrued expenses	179,342	(67,843)
Deferred revenue	1,000	(230,447)

Total Adjustments	1,139,444	942,639

Net Cash Used In Operating Activities	(2,613,731)	(1,664,895)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	(281,517)	(32,505)

Net Cash Used In Investing Activities	(281,517)	(32,505)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs	—	4,599,055
Proceed from bridge loan	1,250,000
Proceeds from government loans	—	193,625
Repayment of government loans	(51,673)	(26,956)
Proceeds from exercise of stock options	—	68,438

Net Cash Provided By Financing Activities	1,198,327	4,834,162

Net Increase (Decrease) In Cash and Restricted Cash	(1,696,921)	3,136,712

Cash and Restricted Cash - Beginning Of Period	2,701,414	375,855

Cash and Restricted Cash - End Of Period	$1,004,493	$3,512,617

Cash and Restricted Cash Consisted of the Following:
Cash	$901,264	$3,409,429
Restricted cash	103,229	103,188
Cash and Restricted Cash	$1,004,493	$3,512,617

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$14,143	$6,911

Non-cash investing and financing activities:
Operating Lease ROU Asset	$693,683	$—

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

COVID-19

The extent of the impact and effects of the ongoing outbreak of the coronavirus (COVID-19) on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, the consequential potential of staff shortages, supply chain delays, and project development delays, all of which are highly uncertain and cannot be predicted. If demand for the Company’s services or the Company’s ability to service customers are impacted for an extended period, especially as it relates to major customers, our financial condition and results of operations may be materially adversely affected.

Liquidity and Financial Condition

As of September 30, 2022, the Company had a cash balance, working capital deficiency and accumulated deficit of approximately $900,000, $820,000 and $10,400,000, respectively. During the nine months ended September 30, 2022, the Company generated a net loss of approximately $3,800,000.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance of these financial statements. This raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company has engaged with an investment bank to assist with the fund raise; however, there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering and a listing application with Nasdaq, but there is no assurance that the offering and the listing application will be successful. On August 8, 2022, the Company received the proceeds from a one-year bridge loan of $1,250,000 to cover operating cash needs for several quarters or more and to provide some flexibility to the timing of a more substantial fund-raising effort.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 8 – Commitments and Contingencies - Operating Lease for additional details.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of September 30, 2022 and December 31, 2021, deferred expenses were approximately $0 and $8,000, respectively.

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

During the nine months ended September 30, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generated revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. Such projects were completed in 2021. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $0 and $418,000, respectively, of grant revenue.

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2022 and December 31, 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the nine months ended September 30, 2022 and 2021. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	September 30, 2022	December 31, 2021

Insurance	$24,953	$30,666
Legal Fees	—	16,180
Deposit for equipment purchase	46,165	25,288
Deposit for leased equipment purchase	—	153,126
Total	$71,118	$225,260

In December 2021, the Company made a deposit of $153,126 to purchase equipment (included in prepaid expenses in the accompanying balance sheet). The remainder of the purchase price was to be financed through a long-term lease. Terms and finalization of the lease has not yet occurred, and the Company has requested a refund of its deposit from the initial lessor who did not follow through with lease financing based on their original lease proposal. In September 2022, the Company has established a reserve against this balance due to the uncertainty of realization.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	43,705	43,705
Leasehold improvements	709,645	450,374
Machinery	649,888	627,640
Subtotal	1,421,651	1,140,132
Accumulated Depreciation	(419,052)	(286,842)

Property and Equipment, net	$1,002,599	$853,290

Depreciation and amortization expense related to property and equipment was approximately $132,000 and $124,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021

Accounts payable	$59,526	$67,970
Accrued expenses	188,380	29,994
Credit cards payable	56,803	36,690
Accrued interest and other	22,580	13,293
Total	$327,289	$147,947

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

Note 7 – Equity Compensation Plan

On June 18, 2019, the Board of Directors and a majority of the Company’s shareholders approved the 2019 Equity Compensation Plan (the “2019 Plan”). The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. The 2019 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant, or 110% of fair value in the case of incentive options granted to a ten-percent stockholder.

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

On September 22, 2021, upon the resignation of our then Chief Executive Officer and Chairman, a total of 1,911,160 unvested options that he previously received were forfeited as of such date. On such date, the Company also provided the acceleration of 25,000 unvested stock options previously issued which were to vest as of September 25, 2021. The impact of the modification of the stock option was not material.

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

The stock option activity from January 1, 2021 through September 30, 2022 is as follows:

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, December 31, 2020	3,257,410	$1.50	9.1
Options granted	833,246	2.67	6.7
Options exercised	(45,625)	1.50	—
Options expired	(735,625)	1.50	—
Options forfeited	(1,911,160)	1.50	—
Balance, December 31, 2021	1,398,246	2.20	6.3
Options granted	650,000	1.66	9.6
Balance, September 30, 2022	2,048,246	2.03	6.6
Vested options at September 30, 2022	669,395	$1.98	1.96

The following table summarizes the outstanding options at September 30, 2022 by exercise price.

Exercise price	Outstanding options	Exercisable options
$1.66	650,000	0
$1.50	565,000	460,000
$1.77	445,000	75,833
$3.93	268,000	106,000
$2.90	70,246	17,562
$3.55	50,000	10,000
	2,048,246	669,395

At September 30, 2022, the Company has 2,236,129 shares of common stock available to grant under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for issuances during the nine months ended September 30, 2022 and 2021:

	2022	2021
Risk-free interest rate	2.77%	1.10%
Expected term	7.0 years	7.5 years
Expected volatility	100.4%	81%
Expected dividends	0	0
Grant date fair value of common stock	$1.38/share	$ 2.45 share

During the nine months ended September 30, 2022, the Company recognized stock-based compensation expense related to stock options of approximately $717,000, of which approximately $283,000 was recorded as part of research and development expenses and $416,000 was included within general and administrative expenses and $18,000 of which was included within cost of revenues on the consolidated statements of operations. See Note 11 for further discussion. During the nine months ended September 30, 2021, the Company recognized stock-based compensation expense related to stock options of approximately $1,123,000 ($1,023,000 of which was included within general and administrative expenses, $69,000 of which was included in research and development expenses, and $31,000 of which was included within cost of revenues).

As of September 30, 2022, there was unamortized stock-based compensation of approximately $1,690,000 which the Company expects to recognize over approximately 3.0 years. At September 30, 2022, the intrinsic value of outstanding and vested stock options was nil.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2022 and September 30, 2021, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which was included as restricted cash on the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

The assets and liabilities from operating leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its estimated incremental commercial borrowing rate,

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of September 30, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities
2022 (remainder of year)	$50,000
2023	200,000
2024	200,000
2025	183,337
Total undiscounted operating lease payments	$633,337
Less: Imputed interest	59,217
Present value of operating lease liabilities	$574,120
Short-term portion	183,300
Long term portion	$390,820

Remaining lease term in years	3.17
Discount rate	6.50%

The Company incurred lease expense for its operating lease of approximately $184,000 and $170,000 for the nine months ended September 30, 2022 and 2021.

 The Right of Use Asset at September 30, 2022 of $574,117 is being amortized over the lease term.

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

Note 9 – Concentrations

During the nine months ended September 30, 2022, revenues were generated primarily from two customers. At September 30, 2022, all deferred revenues are attributable to one customer contract.

During the nine months ended September 30, 2021, approximately 60% of revenues were generated from two governmental customers pursuant to our contracts with such entities. Such contracts were completed as of September 30, 2021.

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

Economic Injury Disaster Loan Advance

On May 1, 2020, the Company received an advance in the amount of $10,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. The Company received an additional $138,900 under this program on August 30, 2020. The loan is payable in monthly payments of $678 including interest at 3.75% payable over 30 years. Payments began one year after receipt of funds and are first applied to the accrued interest.

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

The loans are summarized as follows:

	September 30, 2022	December 31, 2021

Principal outstanding	$370,732	$423,089
Deferred loan costs, net of amortization	(2,812)	(3,496)
Subtotal	367,920	419,593
Less current portion	(78,984)	(74,134)

Total long term portion	$288,936	$345,459

Interest expense on the above debt instruments was approximately $10,000 and $14,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

For the nine months ended September 30, 2022, correction of this error increased our stock-based compensation expense, total operating expenses and net loss for periods through March 31, 2022 by $262,523. Loss per share increased in the nine months ended September 30, 2021 by $0.01.

Note 12 – Bridge Loan – Related Party

On August 8, 2022, the Company issued a secured convertible promissory note in the amount of $1,250,000 (the “Promissory Note”) to a trust of which the Company’s Chairman, John Edmunds, is the trustee, pursuant to certain Subscription Agreement (the “Subscription Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”).

The Promissory Note was issued as part of a private placement (the “Offering”) for sale up to $3,750,000 of secured convertible promissory notes for a period until September 27, 2022.

The Promissory Note bears interest at a rate of ten percent (10%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at maturity in twelve (12) months. All interest due shall be paid in shares of the Company’s common stock, which shall be valued at a price equal to the average of the last 20 trading days’ closing price of the Company’s common stock, commencing on the date immediately preceding the date of conversion for purposes of the interest computation. The Promissory Note may be convertible anytime at the discretion of the holder into shares of common stock of the Company at a price equal to the average of the last 20 trading days’ closing price, or automatically converted upon the closing of a public offering of the Company’s common stock with aggregate proceeds of at least $5 million at a 15% discount to the per share public offering price. Interest expense on the above debt instrument was approximately $18,000 for the three and nine months ended September 30, 2022.

The Company has elected to record the bridge loan at fair value, which approximated the face value at September 30, 2022.

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement to register the resale of the shares of common stock issuable upon the conversion of the Promissory Note within 60 calendar days after the final closing of the Offering and cause the registration statement to be declared effective by the Securities and Exchange Commission within 90 calendar days after the filing of the registration statement. In addition, the Company agrees to keep such registration statement effective for a period of two (2) years after its effective date or for such shorter period ending on the date on which all securities registered thereunder have been sold.

Note 13 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through November 9, 2022. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

RECENT DEVELOPMENTS

In September 2022, the Company announced that it had reached its stated goal of 1200V rating on its vertical GaN FETs.  This accomplishment allows the Company to pursue the fastest-growing segment of the power FET market.

During the second quarter of 2022, we validated our approach for building high-voltage GaN power switches, and will be building high-power, high-voltage prototypes in the fourth quarter of 2022 for internal evaluation and initial customer sampling.

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

Other Income

Other income consists primarily of interest income on cash balances, and other miscellaneous items. In the first nine months of 2021, this category also includes the forgiveness of the PPP loan.

RESULTS OF OPERATIONS

Nine months ended September 30, 2022 Compared with Nine months ended September 30, 2021

	For The Nine months ended
	September 30,		Change	Change %
	2022	2021

Revenues	$259,299	$693,074	$(433,775)	-63%
Cost of Revenues	183,207	792,239	(609,032)	-77%
Gross (Loss) Profit	76,092	(99,165)	175,257	-177%
Operating Expenses:
Research and development	1,552,012	1,073,737	478,275	45%
Fixed asset deposit – Reserve	153,126	—	153,126	100%
Selling, general, and administrative	2,089,082	1,658,944	430,138	26%
Total Operating Expenses	3,794,220	2,732,681	1,061,539	39%
(Loss) Income from Operations	(3,718,128)	(2,831,846)	(886,282)	31%
Other Income:
Other income	5,544	238,719	(233,175)	-98%
Interest expense	(40,591)	(14,407)	(26,184)	182%
Net (Loss) Income	$(3,753,175)	$(2,607,534)	$(1,145,641)	44%

Overview

The following table presents certain information from the condensed consolidated statements of operations:

Revenues

Revenues for the nine months ended September 30, 2022 and 2021 were approximately $259,000 and $693,000, respectively, which represented a decrease of $434,000, or 63%. We had two substantial commercial customers as of September 30, 2022. For the nine months ended September 30, 2021, we recognized revenue under two of our completed government contracts, which amounted to $418,000. The decrease in revenue was primarily resulted from revenue in 2022 only being from foundry services, while revenue in 2021 being from a government contract and foundry services. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 and 2021 were approximately $183,000 and $792,000, respectively, which represented a decrease of $609,000, or 77%. The cost of revenue decrease resulted from the use of resources shifting to internal R&D from the governmental contracts. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2022 and 2021 periods are relatively consistent. Resources are split between building our internal technology and offering foundry services. We operated at a gross loss for the 2021 year as we incurred additional unrecoverable costs in the first half of 2021 associated with government contracts.

Research and Development

Research and development expenses for the nine months ended September 30, 2022 and 2021 were approximately $1,552,000 and $1,074,000, respectively, which represented an increase of $478,000, or 45%. The increase was primarily attributable to utilization of the facility employees, equipment usage costs and general lab supplies on research and development projects vs. customer assignments.

Fixed Asset Deposit Reserve

During the nine months ended September 30, 2022, we wrote off $153,000 of a deposit for a fixed asset purchase which does not appear to be recoverable.

General and Administrative

Selling, general, and administrative expenses for the nine months ended September 30, 2022 and 2021 were approximately $2,089,000 and $1,659,000, respectively, which represented an increase of $430,000, or 26%. The increase is related to 2022 spending of $269,000 in consulting fees, $260,000 in stock offering costs and $201,000 more in wages and taxes, offset by $296,000 less in stock based compensation.

Other Income and expense items

Interest expense increased for the nine months ended September 30, 2022 compared to the corresponding 2021 period due to interest and related costs associated with the bridge loan received in August 2022.

Interest and other income in the nine months ended September 30, 2022 and 2021 was insignificant. Other income for the nine months ended September 30, 2021 primarily represents the forgiveness of our PPP loan.

Net Loss

Net loss for the nine months ended September 30, 2022, and 2021 was approximately $(3,753,000) and $(2,607,000), respectively, which represented an increase of $(1,146,000), or 44%. The increase was primarily attributable to the increase in R&D related costs of approximately $478,000, the write-off of the deposit for a fixed asset purchase of $153,000 and the decrease in other income of $233,000, principally driven by the forgiveness of PPP loan in 2021.

Three months ended September 30, 2022 Compared with three months ended September 30, 2021

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Three Months Ended
	September 30,		Change	Change %
	2022	2021

Revenues	$208,780	$174,952	$33,828	19%
Cost of Revenues	129,111	47,969	81,142	169%
Gross (Loss) Profit	79,669	126,983	(47,314)	-37%
Operating Expenses:
Research and development	535,123	454,658	80,465	18%
Fixed asset deposit reserve	153,126	—	153,126	100%
Selling, general, and administrative	653,308	403,441	249,867	62%
Total Operating Expenses	1,341,557	858,099	483,458	56%
(Loss) Income From Operations	(1,261,888)	(731,166)	(530,772)	73%
Other Income:
Interest and other income	3,520	25,013	(21,493)	-86%
Interest expense	(33,107)	(4,560)	(28,547)	626%
Net (Loss) Income	$(1,291,475)	$(710,663)	$(580,812)	82%

Revenues

Revenues for the three months ended September 30, 2022 and 2021 were approximately $209,000 and $175,000, respectively, which represented an increase of $34,000, or 19%. This increase resulted from the completion of a large project with one of our foundry clients. We had two principal clients as of September 30, 2022. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 and 2021 were approximately $129,000 and $48,000, respectively, which represented an increase of $81,000, or 169%. The increase was attributable to increased labor costs associated with our customer projects in 2022. We are currently focusing resources on building our internal technology and for foundry services to supplement costs.

Research and Development

Research and development expenses for the three months ended September 30, 2022 and 2021 were approximately $535,000 and $455,000, respectively, which represented an increase of $80,000, or 18%. The increase was primarily attributable to an overall increase in our focus on internal research and development activities, which resulted in increased wage allocation as well as increased rent, facility fees, equipment usage costs and general lab supplies.

Fixed Asset Deposit Reserve

During the three months ended September 30, 2022, we wrote off $153,000 of a deposit for a fixed asset purchase due to uncertainty of recoverability.

General and Administrative

Selling, general, and administrative expenses for the three months ended September 30, 2022 and 2021 were approximately $653,000 and $403,000, respectively, which represented an increase of $250,000, or 62%. During 2022, a higher percentage of costs related to payroll and facilities costs were allocated from general and administrative costs to research and development, reflecting the increased focus on the internal R&D programs. Furthermore, there were higher costs of public relations and executive salary related costs in the three months ended September 30, 2022 compared to the same period in 2021.

Other Income and Expense Items

Other income for the three months ended September 30, 2022 and 2021 was insignificant, and consists primarily of miscellaneous asset sales.

Interest expense increased for the three months ended September 30, 2022 compared to the corresponding 2021 period due to interest and related costs associated with the bridge loan received in August 2022.

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2022 and 2021 was approximately $(1,291,000) and $(711,000), respectively, which represented a decrease of $(581,000), or 82%. The greater loss was primarily attributable to the write-off of the deposit for the fixed asset of $153,000, and overall higher executive salary and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

September 30, 2022
Cash	$901,264
Working Capital	$(819,411)

As of September 30, 2022, we had cash and a working capital deficit of $901,264 and $(819,411), respectively. We received the proceeds of the private placement of our securities and PPP loans in 2021, and the proceeds of the bridge loan in August 2022. We expect our current cash on hand to be insufficient to meet our operating and capital requirements for the next twelve months from the date of this filing. This raises substantial doubt about our ability to continue as a going concern. The Company has engaged with an investment bank to assist with the fund raise; however, there can no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering, but there is no assurance that the offering will be successful. On August 8, 2022, the Company received the proceeds from a one-year bridge loan of $1,250,000 to cover operating cash needs for several quarters or more and to provide some flexibility to the timing of a more substantial fund-raising effort. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was approximately $(2,614,000) and $(1,665,000), respectively. Net cash used in operating activities for the nine months ended September 30, 2022 includes cash used to fund a net loss of approximately $3,754,000, reduced by approximately $1,003,000 of non-cash income/expenses, partially offset by $137,000 of net cash provided by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2021 included cash used to fund a net loss of approximately $2,608,000, reduced by $1,037,000 of non-cash expenses, partially offset by $95,000 of net cash used in changes in the levels of operating assets and liabilities.

The relative decrease in the use of cash in operations over the comparable nine month period in 2021 was an increase in executive salaries, and the write off a deposit for a fixed asset purchase of $153,000.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was approximately $282,000 and $32,000, respectively, primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was approximately $1,198,000 and $4,834,000 respectively. We have received $1,250,000 in external financing in August 2022 in the form of a bridge loan from a director of the Company. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to the proceeds of the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan and proceeds from the exercise of stock options. We make payments under our governmental loans of approximately $7,300 each month.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Certificate of Incorporation of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.1	Form of Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to Current Report on Form 10-K filed on August 9, 2022)
10.2	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 to Current Report on Form 10-K filed on August 9, 2022)
10.3	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to Current Report on Form 10-K filed on August 9, 2022)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer *
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2022.

Odyssey Semiconductor Technologies, Inc.

By:	/s/ Mark Davidson
Mark Davidson
Chief Executive Officer