Form 10-K
period 2022-12-31
Odyssey Semiconductor Technologies, Inc.
filed 2023-03-31
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2022

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

As of March 31, 2023, there were 12,726,911 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

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

Overview of The Semiconductor Industry

The semiconductor industry was formed in 1960 when the production of semiconductors became a viable option. The global semiconductor market has grown rapidly, from over $1 billion USD in 19641 to $527.88 billion in 2021 and is projected to grow from $573.44 billion in 2022 to $1,380.79 billion in 20292.

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

1 Pines, Lawrence. \Who Are Advanced Micro Devices Main Competitors?. Investopedia. Accessed September 30, 2019. https://www.investopedia.com/articles/markets/041816/who-are-advanced-micro-devices-main-competitors-amd.asp

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

Advantage and Market Focus of the Company

Semiconductors are materials which have conductors (generally metals), and nonconductors or insulators (such as most ceramics), which have negligible conductivity. The conductivity of a semiconductor material may be altered in useful ways by the deliberate, controlled introduction of impurities into the crystal structure of the material to modulate its electrical, optical and structural properties. This process is known as “doping”.

Silicon (Si) is traditionally the most common semiconductor material. However, Si-based systems have proven to perform inadequately in high-power conversion applications. We described the applications where Si-based systems perform inadequately as the premium power switching device market, which was $571 million in 2018 and is projected to pass $5 billion by 20293.This growth is largely driven by the rapid adoption of electric vehicles (EV) and hybrid electric vehicles (HEV) and the growing number of installations of renewables such as solar and wind power as well as increased demand for more efficient industrial motor drives.

The premium power switching device market is currently being pursued by the semiconductor material silicon carbide (SiC). GaN-based systems outperform Si and SiC based systems in every way due to the superior material properties of GaN. However, today’s commercially available GaN devices are built in a way that is only useful in lower voltage applications. This is because to date, it has been proven difficult to process GaN using standard semiconductor processing methods which would allow for higher voltages. While GaN can be implanted with ions through doping process like any other semiconductor, unlike Si or SiC, the temperature required to activate the ions in GaN destroys the crystal, making implant and activate scheme impractical in the GaN material. The Company has developed proprietary technology that allows activation of dopants in the GaN. This proprietary technology allows GaN to be processed in a manner that for the first time makes high voltage GaN power switching devices viably manufacturable.

Because the Company has invented an approach to allow GaN power switches to compete at voltages currently served by SiC and Si, the Company expects that its GaN power products will completely overlap the current market for SiC power switching market. Furthermore, the Company expects that its GaN power products will exceed switching speeds and operating voltages currently attainable reliably with SiC.

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

Comparing SiC and GaN Solutions for EVs

Our proprietary vertically conducting GaN devices are approximately 10 times smaller in chip size compared to devices fabricated from SiC, since the resistance of GaN is approximately one-tenth of that of SiC. As such, the cost of making vertically conducting devices is significantly lower than SiC devices.

The Company expects that a significant market exists for GaN solutions once high-voltage vertical GaN is commercially available, especially in the EV market. For example, there are 24 units of SiC metal-oxide-semiconductor field-effect transistor (MOSFET) used in each Tesla Model 3 module. There were over 800,000 Tesla Model 3 units delivered as of December 2020, which represents about 19,200,000 SiC MOSFETs. It is estimated that by 2025 each year there will be approximately 8.4 million EVs and 25 million HEVs to be sold[4].

In 2022, Yole provided the following forecast on the power SiC market that the market is growing at a 40% Compound Annual Growth Rate (CAGR) and will grow to over $6 billion by 2027. The largest segment in this market is for automotive (e.g., EV) and estimated to be over $5 billion in 2027. Our products will completely overlap those of SiC power devices and as such, our Total Available Market will be at least equal that of the power SiC market.

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

Intellectual Property

The company has two issued, and four in-process patents to date by the U.S. Patent and Trademark Office that cover the core technology used in the Company’s current device technology. The Company is also continuing to actively prepare and submit new patent applications based on its proprietary technology. Furthermore, the Company continues to perform research and development that will likely result in additional patent applications in the future.

Research & Development, and Commercialization of Our Technology

We perform research and development on GaN power switching devices as well as provide consulting services to third parties with regard to similar foundry processing which may involve materials other than GaN. We plan to meet the following milestones for the commercialization of our GaN technology:

From inception to 2022:	●	Continue developing medium to high voltage GaN-based vertical conduction devices
	●	Confirm specifications and packaging plans for samples of first product with customers
	●	Continue to write and submit patent applications
	●	Complete initial development of first GaN-based vertical conduction product
	●	Hire new Chief Executive Officer and Chief Accounting Officer
	●	Develop sales and marketing capability
	●	Validate approach to high-voltage Vertical GaN technology
	●	Fabricate engineering samples of first product
From 2023	●	Provide customers with engineering samples of first product
	●	Define and develop second product with close partnership with lead customers
	●	Ship second product

We plan to market our products in the following market verticals:

●	Industrial motor drives: It is estimated that motor drives consume 45% of all power generated in the world.[5] Energy consumption can be drastically reduced by using variable-frequency drives (VFDs) on induction motors. The compound annual growth rate (CAGR) of the VFD market is estimated to be 6.7% to 2025, by which year the market size of the market is estimated to be $33.1 billion.[6]

●	EV / HEV power systems: It is projected that electric vehicles will account for over 22% of all vehicle sales by 2030.[7] We estimate that adoption of GaN-based drive systems could potentially increase efficiency by 15%. The CAGR of the EV power electronics market is estimated to be 4.48% from 2017-2022, and the market size is estimated to be $5.49 billion by 2022.[8]

●	Grid connected renewable power systems: Solar power accounted for 29% of all new electric generating capacity brought online in 2018.[9] We believe that GaN-based power conversion systems will reduce system size and increase efficiency and reliability. The CAGR of the Photovoltaic (PV) power electronics market is estimated to be 3.9% by 2026 with a market share of $10.37 billion.[10]

The Company has incurred $2,085,815  in research expenses during the year ended December 31, 2022.

Employees

As of December 31, 2022, we have 13 full time employees and 1 part-time employee. No employees are subject to collective bargaining agreements.

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

An outbreak of a respiratory illness caused by coronavirus disease 2019 (“COVID-19”) has resulted in millions of infections and hundreds of thousands of deaths worldwide as of the date hereof, and continues to spread across the globe, including within the United States. The outbreak of COVID-19 or by other epidemics could materially and adversely affect our business, financial condition and results of operations. If the spread of the virus worsens in regions in which we have material operations or sales, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, could be adversely affected. Disruptive activities could include the temporary closure of our facilities and those used in our supply chain processes, restrictions on the shipment of our products, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. If workers at one or more of our offices or the offices of our suppliers or manufacturers become ill or are quarantined and in either or both events are therefore unable to work, our operations could be subject to disruption. Further, if our manufacturers become unable to obtain necessary raw materials or components, we may incur higher supply costs or our manufacturers may be required to reduce production levels, either of which may negatively affect our financial condition or results of operations.

5CleanTechnica. \Electric Motors Use 45% of Global Electricity, Europe Responding {+ Electric Motor Efficiency Infographic},. June 16, 2011. https://cleantechnica.com/2011/06/16/electric-motors-consume-45-of-global-electricity-europe-responding-electric-motor-efficiency-infographic/.

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

During the year ended December 31, 2022, 100% of revenue was generated from two customers. Unlike prior years, we received no governmental contracts. During the year ended December 31, 2021, approximately 56% of revenues were generated from two governmental entities (“Governmental client”). Our contracts with both of such Governmental clients expired in 2021.

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

We anticipate that our current cash on hand, grant revenue and customer payments will be sufficient to fund our operations for the next 6 months. However, we anticipate that we will routinely incur significant costs to conduct research and development, implement new manufacturing and information technologies, to increase our productivity and efficiency, to upgrade equipment and to expand production capacity. There can be no assurance that we will realize a return on the capital expended. We also anticipate incurring material amounts of debt to fund these requirements in the future. Significant volatility or disruption in the global financial markets may result in us not being able to obtain additional financing on favorable terms, on the timeline we anticipate, or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our financial condition. We currently have no commitments for any additional capital and there can be no assurance that we will receive any such commitments, or that any commitments for capital will be on terms that are acceptable to us. Any inability to obtain additional funding on favorable terms, on the timeline we anticipate, or at all, may cause us to curtail our operations significantly, reduce planned capital expenditures and research and development, or obtain funds through arrangements that management does not currently anticipate, including disposing of our assets and relinquishing rights to certain technologies, the occurrence of any of which may significantly impair our ability to remain competitive. If our operating results falter, our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

If our estimates related to expenditures and/or expected revenue are inaccurate, our business may fail.

The success of our business is dependent in part upon the accuracy of our management’s estimates of expenditures and revenue for the next 6 months and beyond. If such estimates are inaccurate or we encounter unforeseen expenses and delays or significant unexpected reduction of revenue, we may not be able to carry out our business plan, which could result in the failure of our business.

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

We expect to have a diverse customer base consisting of both private sector clients and public sector clients, including the U.S. government. Sales to our private sector clients are generally expected to be based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction-by-transaction basis. Sales to our public sector clients are generally expected to be derived from sales to federal, state and local governmental departments and agencies through various contracts and programs, which may require compliance with regulations covering many areas of our operations, including, but not limited to, accounting practices, IP rights, information handling, and security. Noncompliance with contract terms, particularly with respect to highly-regulated public sector clients, or with government procurement regulations could result in fines or penalties against us, termination of such contracts or civil, criminal and administrative liability to the Company. With respect to public sector clients, the government’s remedies may also include suspension or debarment from future government business. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations

Ongoing concerns with US competitiveness in semiconductors

During the past few decades, it has been determined that the US has lost its leadership against other countries, specifically China, regarding competitiveness in semiconductor technology and manufacturing. In 2022, the US government passed the Creating Helpful Incentives to Produce Semiconductors (CHIPS) & Sciences Act to provide $52.7 billion of funding to US based semiconductor companies. The segment that the Company serves is subject to competitors from China. Further, China has shown that once a technology is successful, they pursue alternative and lower-cost approaches. The Company plans to pursue CHIPS & Sciences Act funding to assist in establishing and maintaining leadership in vertical GaN.

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

As of the date hereof, we have outstanding warrants to purchase an aggregate of 155,966 shares of our Common Stock at a price of $1.50 per share, warrants to purchase an aggregate of 89,730 shares of our Common Stock at a price of $4.00 per share, and outstanding options granted under our 2019 Equity Compensation Plan to purchase 2,098,246 shares of Common Stock. In addition, there are 2,098,246 shares available to be issued in the future under the Amended and Restated 2019 Equity Compensation Plan. In 2022, two convertible promissory notes were issued by the Company. The number of shared expected at conversion of the notes will depend on the stock price at the time of conversion, which will have a significant dilutive impact on the Company. Assuming the conversion of the notes occurred on December 31, 2022, the number of shares into which such notes were convertible into is estimated at 3,044,259 shares, which would be approximately 19.3% of the Company’s issued and outstanding shares as of such date. The exercise or conversion of outstanding options, warrants and other convertible securities, as well as any future issuance of other warrants, options and convertible securities, will result in substantial dilution of the investment of our shareholders. In addition, our shareholders may experience additional dilution if we issue Common Stock in the future for additional capital raises. Any of such dilution may have adverse effect on the price of our Common Stock.

There are a significant number of shares of Common Stock eligible for sale, which could depress the market price of such shares.

We previously filed a registration statement on Form S-1 (Registration No. 333-234741), registering the resale of a total of 1,794,977 shares of Common Stock, and a registration statement on Form S-1 (Registration No. 333-257178), registering the resale of a total of 1,341,355 shares of Common Stock. The availability of such a large number of shares of Common Stock for sale in the public market could harm the market price of the stock. Further, other shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

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

Our officers and directors own (or can own subject to exercise within a 60-day period from the date hereof) approximately 58.64 % of the Company’s outstanding Common Stock, and thus collectively have significant control over shareholder matters, such as election of directors, amendments to our Articles of Incorporation, and approval of significant corporate transactions. As a result, the Company’s minority shareholders may have little or no effective control over our affairs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 9 Brown Road, Ithaca, NY 14850. As of December 31, 2022, we leased one (1) 10,000 sq. ft. facility in the State of New York for our operations. Our lease expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the condensed consolidated balance sheet as of December 31, 2022 and December 31, 2021. The minimum lease payments for the years ending December 31 are approximately as follows: $200,000 each in 2023 and 2024, and $183,000 in 2025.

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

HOLDERS

As of the date hereof, there are 72 record holders of our Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past two fiscal years, the Company made sales of the following unregistered securities:

2022 Private Placement

On August 8, 2022 and December 23, 2022, the Company issued secured convertible promissory notes in the amounts of $1,250,000 and $2,350,000, respectively (the “Promissory Notes”), to the Nina and John Edmunds 1998 Family Trust dated January 27, 1998 (the “Edmunds Trust”), of which the Company’s Chairman, John Edmunds, is the trustee. The two Promissory Notes were issued as part of the same private placement.

March 2021 Private Placement

On March 30, 2021, the Company sold a total of 1,251,625 shares of Common Stock in a private placement (the “March 2021 Private Placement”), at a price of $4.00 per share. The Company raised a total of $5,006,500 from 48 accredited investors. The Company paid the placement agent a cash fee of $407,445 and warrants to purchase 89,730 shares of Common Stock of the Company with a term of 5 years and an exercise price of $4.00 per share.

Grants Under the 2019 Plan

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

On November 4, 2022 the Company granted to Ms. Krauss and option to purchase 75,000 shares of the Company’s common stock at $0.85 per share. The option will vest over a period of four years in equal annual installments from November 2023.

Securities Act Exemptions

We deemed all of the above offers, sales and issuances of our securities (except described under “Grants Under the 2019 Plan”) to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law. Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated. When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to Odyssey Semiconductor Technologies, Inc., a Delaware corporation, collectively with its wholly-owned subsidiary, Odyssey Semiconductor, Inc, a Delaware corporation.

OVERVIEW

Odyssey Semiconductor Technologies, Inc. (the “Company”) was formed as a Delaware corporation on April 12, 2019. The Company acquired its wholly-owned subsidiary, Odyssey Semiconductor, Inc., a Delaware corporation (“Odyssey Semiconductor”), on June 21, 2019.

We are a semiconductor device company developing revolutionary high-voltage power switching components and systems based on proprietary Gallium Nitride (GaN) processing technology. The premium power switching device market, which is described as applications where silicon-based (Si) systems perform insufficiently, is projected to reach over $5 billion by 2029 and is currently dominated by the semiconductor material silicon carbide (SiC). GaN-based systems outperform Si and SiC based systems in every way due to the superior material properties of GaN. However, GaN devices have, to-date, proven difficult to process using standard semiconductor processing methods that are used to create Si and SiC based devices. We have developed a novel processing modification that allows GaN to be processed in a manner that for the first time, makes high voltage GaN power switching devices viably manufacturable. Our mission is to disrupt the rapidly growing premium power switching device market using our newly developed GaN high voltage power transistor for switching applications.

RECENT DEVELOPMENTS

On August 8, 2022 and December 23, 2022, the Company issued secured convertible promissory notes in the amounts of $1,250,000 and $2,350,000, respectively (the “Promissory Notes”), to the Nina and John Edmunds 1998 Family Trust dated January 27, 1998 (the “Edmunds Trust”), of which the Company’s Chairman, John Edmunds, is the trustee. The two Promissory Notes were issued as part of the same private placement.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2022 compared with year ended December 31, 2021

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Years Ended December 31

	2022	2021	Difference $	Difference %

Revenues	$321,049	$748,948	$(427,899)	-57%

Cost of Revenues	228,499	832,205	(603,706)	-73%

Gross Profit (Loss)	92,550	(83,257)	175,807	-211%

Operating Expenses:

Research and development	2,085,815	1,519,631	566,184	37%
Fixed Asset Deposit - Reserve	153,126		153,126	100%
Selling, general, and administrative	2,670,523	1,954,962	715,561	37%

Total Operating Expenses	4,909,464	3,474,593	1,434,871	41%

Loss From Operations	(4,816,914)	(3,557,850)	(1,259,064)	35%

Other Income (Expense):
Forgiveness of PPP loan and other income	26,798	432,357	(405,559)	-94%
Interest expense	(61,496)	(16,260)	(45,236)	278%
Change in Fair Value of Bridge Notes	(842,000)	—	(842,000)	100%

Net Loss	$(5,693,612)	$(3,141,753)	$(2,551,859)	81%

Revenues

Revenues for the years ended December 31, 2022 and 2021 were approximately $321,000 and $749,000, respectively, which represented a decrease of $428,000, or 57%. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time. During the year ended December 31, 2022, we recognized substantially all of our revenue under two customer contracts. During the year ended December 31, 2021, we recognized substantially all of our revenue under six customer contracts, including two government contracts (collectively comprising 56% of our total revenues for the year ended December 31, 2021 in the aggregate).

Cost of Revenues

Cost of revenues for the years ended December 31, 2022 and 2021 were approximately $228,000 and $832,000, respectively, which represented a decrease of $604,000, or 73%. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2022 and 2021 periods are allocated between research and development and cost of revenues based upon the specific projects worked on during the period. The cost of revenues  decrease is primarily offset by an increase in R&D, therefore operating costs remained consistent from one year to the next.

Research and Development

Research and development expenses for the years ended December 31, 2022 and 2021 were approximately $2,086,000 and $1,520,000, respectively, which represented an increase of $566,000, or 37%. The increase was primarily attributable to an overall increase in our focus on research and development activities, and the shift of costs from cost of revenues. Year over year, the cost of research and development combined with cost of revenues decreased $38,000, or 2%. Wafers purchased and expensed in 2021 were used in 2022 for a cost savings of $166,000.   This was offset by a $22,000 increase in gases and allocating $106,000 in stock based compensation from General and Administrative to Research and Development.

Fixed Asset Deposit Reserve

In September 2022, the Company reserved for the fixed asset deposit of $153,000 made in December 2021. This deposit does not appear to be recoverable.

General and Administrative

Selling, general, and administrative expenses for the years ended December 31, 2022 and 2021 were approximately $2,671,000 and $1,955,000, respectively, which represented an increase of $716,000, or 37%. The increase was driven by increased wage and bonus expense of $411,000, stock offering costs of $245,000, consulting expenses of $244,000 and corporate D&O insurance of $101,000, offset by a decrease in stock based compensation of $261,000.

Other Income and Expense

Other income for the year ended December 31, 2022 of $27,000 resulted from the sale of miscellaneous tools. Other income for the year ended December 31, 2021 includes the forgiveness of our PPP loans of $404,000, and the sale of miscellaneous tools of $28,000.

Interest expense for the years ended December 31, 2022 and 2021 were approximately $61,000 and $16,000, respectively, which represented an increase of $45,000, or 278%. The increase was driven by accruing interest expense on the convertible bridge loans received in 2022.

In 2022, the Company recognized two debt instruments at fair market value resulting in a net loss of $842,000.

Net Loss

Net loss for the years ended December 31, 2022 and 2021 was approximately $5,694,000 and $3,142,000, respectively, which represented a decrease of $(2,552,000), or 54%. The decrease was primarily attributable to the increases in operating costs $1,435,000, the fair market value adjustments of the two bridge loans of $(842,000) and a decrease in revenue of $(428,000).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

December 31, 2022
Cash	$2,428,289
Working Capital	$2,039,931

As of December 31, 2022, we had cash and working capital of $2,428,289 and $2,039,931, respectively. We were awarded a grant from the Empire State Development Grant Funds through the Southern Tier REDC in the amount of $650,000 in 2022. Funding of the grant is dependent on the Company maintaining capital expenditure and headcount metrics specified in the grant award. Conditions outlined for receipt of grant funds have not yet been fulfilled.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for the next twelve months from the issuance of these financial statements. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company has engaged an investment bank to assist with the fund raise; however there can be no assurance that a financing can be completed on terms acceptable to the Company. The Company has taken preliminary steps to file a registration statement on Form S-1 in February 2022 with the SEC for a proposed public offering and a listing application with Nasdaq, but there is no assurance that the offering and the listing application will be successful.

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

Our sources and uses of cash were as follows:

Net cash (used in) provided by operating activities for the year ended December 31, 2022 and 2021 was approximately $(3,419,000) and $(2,457,000), respectively. Net cash used in operating activities for the years ended December 31, 2022 includes cash used to fund a net loss of approximately $4,852,000, reduced by $1,212,000 of non-cash expenses and $244,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net cash used in operating activities for the years ended December 31, 2021 includes cash used to fund a net loss of approximately $3,142,000, reduced by $922,000 of non-cash expenses, and increased by $237,000 of net cash provided by changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was approximately $(268,000) and $(33,000), respectively. Net cash used in investing activities for the years ended December 31, 2022 and December 31, 2021 were primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the years ended December 31, 2022 and 2021 was approximately $3,518,000 and $4,815,000 respectively. Net cash used in financing activities for the year ended December 31, 2022 was attributable to $3,600,000 received from convertible bridge loans, less principle payments made against debt. Net cash used in financing activities for the year ended December 31, 2021 was primarily attributable to expenditures to the private placement of our common stock which yielded approximately $4.6 million in net proceeds, and the proceeds from the PPP2 loan of $194,000 and proceeds from the exercise of stock options of $68,000.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to stock-based compensation expense and the timing of revenue and related cost recognition. The amount of stock based compensation has been a significant expense over the years ended December 31, 2022 and 2021. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

The related party convertible promissory notes were values using the Probability-Weighted Expected Returns Method (PWERM), which is considered to be a Level 3 fair value measurement.

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

Consolidated Financial Statements for the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Odyssey Semiconductor Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Odyssey Semiconductor Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of the guidance in ASC Topic 842, Leases (Topic 842), effective January 1, 2022.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, NY
March 31, 2023

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets

Current Assets:
Cash	$2,428,289	$2,598,213
Accounts receivable	50,750	6,170
Deferred expenses	—	7,870
Prepaid expenses and other current assets	68,204	225,260
Total Current Assets	2,547,243	2,837,513
Restricted cash	103,240	103,201
Property and equipment, net	989,246	853,290
Operating ROU Asset	532,953	—

Total Assets	$4,172,682	$3,794,004

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$434,888	$147,947
Loan payable - short term	72,424	74,134
Lease Liability – short term portion	171,496	—
Deferred revenue	—	10,000

Total Current Liabilities	507,312	232,081

Long-Term Lease Liability	532,953	—
Loans payable - long term	264,729	345,459
Convertible Bridge Loans (Net)	4,442,000	—
Total liabilities	5,746,994	577,540
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,272	1,272
Additional paid-in capital	10,776,181	9,873,345
Accumulated deficit	(12,351,765)	(6,658,153)

Total Stockholders’ Equity	(1,574,312)	3,216,464

Total Liabilities and Stockholders’ Equity	$4,172,682	$3,794,004

See notes to these consolidated financial statements.

.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31
	2022	2021

Revenues	$321,049	$748,948

Cost of Revenues	228,499	832,205

Gross Profit (Loss)	92,550	(83,257)

Operating Expenses:

Research and development	2,085,815	1,519,631
Fixed Asset Deposit Reserve	153,126	—
Selling, general, and administrative	2,670,523	1,954,962

Total Operating Expenses	4,909,464	3,474,593

Loss From Operations	(4,816,914)	(3,557,850)

Other Income:
Forgiveness of PPP loan and other income	26,798	432,357
Interest expense	(61,496)	(16,260)
Change in Fair Value Bridge Notes	(842,000)	—

Net Loss	$(5,693,612)	$(3,141,753)

Net (Loss) Income Per Share:
Basic	$(0.45)	$(0.25)
Diluted	$(0.31)	$(0.25)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	12,419,399
Diluted	15,728,162	12,419,399

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2020	11,429,661	1,143	4,046,370	(3,516,400)	531,113

Stock based compensation	—	—	1,159,611	—	1,159,611
Exercise of stock options	45,625	4	68,434	—	68,438
Sale of shares of common stock	1,251,625	125	5,006,375	—	5,006,500
Issuance Costs	—	—	(407,445)	—	(407,445)
Net loss for the year ended 2021	—	—	—	(3,141,753)	(3,141,753)

Balance - December 31, 2021	12,726,911	1,272	9,873,345	(6,658,153)	3,216,464

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2021	12,726,911	1,272	9,873,345	(6,658,153)	3,216,464

Stock based compensation	—	—	902,836	—	902,836
Net loss for the year ended 2022	—	—	—	(5,693,612)	(5,693,612)

Balance - December 31, 2022	12,726,911	1,272	10,776,181	(12,351,765)	(1,574,312)

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(5,693,612)	$(3,141,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	902,836	1,159,611
Forgiveness of PPP loan	—	(404,305)
Fair Value Adjustment of Bridge Notes	842,000	—
Depreciation and amortization	174,279	166,535
Changes in operating assets and liabilities:
Contract assets	—	62,273
Accounts receivable	(44,580)	4,707
Prepaid expenses and other current assets	3,930	(191,691)
Reserve for fixed asset deposit	153,126	—
Deferred expenses	7,870	177,214
Accounts payable and accrued expenses	286,941	(39,099)
Deferred revenue	(10,000)	(250,447)

Total Adjustments	2,316,402	684,798

Net Cash Used In Operating Activities	(3,377,210)	(2,456,955)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	(310,235)	(32,506)

Net Cash Used In Investing Activities	(310,235)	(32,506)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of costs	—	4,599,055
Proceeds from Convertible Bridge loan	3,600,000
Proceeds from government loans	—	193,625
Repayment of government loans	(82,440)	(46,097)
Proceeds from exercise of stock options	—	68,438

Net Cash Provided By Financing Activities	3,517,560	4,815,021

Net (Decrease) Increase In Cash and Restricted Cash	(169,885)	2,325,560

Cash and Restricted Cash - Beginning Of Year	2,701,414	375,854

Cash and Restricted Cash - End Of Year	$2,531,529	$2,701,414

Cash and Restricted Cash Consisted of the Following:
Cash	$2,428,289	$2,598,213
Restricted cash	103,240	103,201
Cash and Restricted Cash	$2,531,529	$2,701,414

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$13,222	$6,911
Income taxes	$—	$—

Non-cash investing and financing activities:
Operating Lease ROU Asset and Liability	$680,683	$—

See notes to these consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Liquidity and Financial Condition

As of December 31, 2022, the Company had a cash balance, working capital and accumulated deficit of approximately $2,400,000, $2,040,000 and $11,500,000, respectively. During the year ended December 31, 2022, the Company generated a net loss of approximately $5,700,000.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the entity’s ability to continue as a going concern. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company has engaged an investment bank to assist with the fund raise, however there can be no assurance that a financing can be completed on terms acceptable to the Company. The Company has also taken preliminary steps to file a registration statement on Form S-1 with the SEC for a proposed public offering and a listing application with Nasdaq, but there is no assurance that the offering and the listing application will be successful.

The Company requires funding for operating needs and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities. Reduction in these efforts would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately, the Company could be forced to discontinue its operations and liquidate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company has cash on deposits in one financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash is comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 8 – Commitments and Contingencies - Operating Lease for additional details.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of December 31, 2022, the Company had no deferred expenses. As of December 31, 2021, deferred expenses were approximately $8,000.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives once the asset is placed in service. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining term of their respective lease. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

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

During the years ended December 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. No grant revenue was recognized during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized approximately $418,000 of grant revenue.

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

The $3.6 million in convertible loans was included in the diluted net income. The estimated shares were calculated by taking the 20 day moving average stock price on December 31, 2022 and dividing it by the principal and accrued interest associated with these notes.

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of December 31,
	2022	2021
Warrants	245,696	245,696
Options	2,098,246	1,398,246
Total	2,343,942	1,643,942

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the years ended December 31, 2022 and 2021. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant. Fair values of derivative instruments are provided to the company by outside consultants.

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

Bridge Loan - Related Party

The Company accounts for convertible bridge loans under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

Recently Issued and Adopted Accounting Standards

In August of 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2020-06 simplifies the process of evaluating certain financial instruments with both equity and debt characteristics. This update limits the number of models needed when evaluating embedded features of a debt instrument in order to improve transparency for the users of the financial statements. The Company has elected early adoption of this standard on January 1, 2022. Adoption of this standard allows the Company to measure the derivative liability at fair market value.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	December 31, 2022	December 31, 2021

Insurance	$17,879	$30,666
Legal Fees	—	16,180
Deposit for equipment purchase	—	25,288
Tooling	44,765	—
Other	5,560	—
Deposit for leased equipment purchase (Note 11)	—	153,126
Total	$68,204	$225,260

In December 2021, the Company made a deposit of $153,126 to purchase equipment (included in prepaid expenses in the accompanying balance sheet). The remainder of the purchase price was to be financed through a long-term lease but no action occurred. The Company has requested a refund of its deposit but no recovery has occurred. The deposit was reserved   for in September 2022. Tooling consists of engineering designs and build for packaging semiconductors for samples. Samples are scheduled to ship during the first quarter of 2023. This total amount will be amortized over 2 years commencing after the first shipment of samples.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	53,420	43,705
Leasehold improvements	709,646	450,374
Machinery	668,889	627,640
Subtotal	1,450,368	1,140,132
Accumulated Depreciation	(461,122)	(286,842)

Property and Equipment, net	$989,246	$853,290

Depreciation and amortization expense related to property and equipment was approximately $174,000 and $166,000 for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, depreciation expense of approximately $17,000 was recorded within cost of sales, $62,000 recorded within general and administrative expenses, and $95,000 recorded within research and development.  For the year ended December 31, 2021, depreciation expense of approximately $36,000 was recorded within cost of sales, $29,000 recorded within general and administrative expenses, and $101,000 recorded within research and development.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021

Accounts Payable	$42,182	$67,970
Credit Cards Payable	39,936	36,690
Accrued Bonus	112,500	—
Accrued Payroll	50,355	29,994
Accrued Expenses	137,932	—
Accrued Interest and Other	51,983	13,293
Total	$434,888	$147,947

Note 6 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued through December 31, 2022.

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

2022 Private Placement

On August 8, 2022 and December 23, 2022, the Company issued secured convertible promissory notes in the amounts of $1,250,000 and $2,350,000, respectively, to the Nina and John Edmunds 1998 Family Trust dated January 27, 1998, of which the Company’s Chairman, John Edmunds, is the trustee. The two promissory notes were issued as part of the same private placement. The timing of conversion in unknown. If conversion occurs at a qualified financing event, the two promissory notes will have a 15% and 20% discount on the offering price, respectively. Refer to Note 12 for details.

Note 7 – Equity Compensation Plan

On June 18, 2019, the Board of Directors and a majority of the Company’s shareholders, respectively, approved the 2019 Equity Compensation Plan (the “2019 Plan”). Under the 2019 Plan, 1,326,000 shares of common stock of the Company were authorized for issuance. The 2019 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. The 2019 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant, or 110% of fair value in the case of incentive options granted to a ten percent stockholder.

On March 11, 2020, the Company granted the following ten year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s then newly appointed Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 965,850 shares of common stock that vests ratably on a monthly basis over two years and (ii) an option to purchase 321,950 shares of common stock that vests based on performance criteria to be mutually agreed to by the Board and the executive. The grant was reduced to 500,000 options, including 375,000 options and 125,000 options respectively under the two categories, due to limitations under the 2019 Plan. The terms of the 125,000 performance-based options were established in the quarter ended December 31, 2020. The terms of the performance-based options were met during the quarter ended March 31, 2021.

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

On July 16, 2020, the Company granted the following ten year options to purchase shares of common stock at an exercise price of $1.50 per share to the Company’s then Executive Chairman and Acting Chief Executive Officer under the 2019 Plan: (i) an option to purchase 600,000 shares of common stock that vests ratably on a monthly basis over one year and (ii) an option to purchase 200,000 shares of common stock that vests based on specified performance criteria.

On September 16, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to increase the number of shares of common stock authorized for issuance under the 2019 Plan from 2,500,000 shares to 4,600,000 shares.

From June 1 to June 22, 2021, the Company granted five and ten year options to purchase 388,246 shares of common stock at an exercise price of $2.90 to $3.93 per share to employees, an advisory board member and board members under the 2019 Plan that vest over two to five years.

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

On December 30, 2021, the Company granted five and ten year options to purchase 445,000 shares of common stock at an exercise price of $1.77 per share to employees, an advisory board member and board members under the 2019 Plan that vest over one to four years.

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

On April 26, 2022, the Company granted to the CEO, Mark Davidson an option to purchase 650,000 shares of the Company’s common stock at $1.66 per share. The option will vest at the rate of 25% per year on the anniversary date from the first day of his employment starting from April 1, 2023. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

On November 4, 2022 the Company granted to the Controller, Laura Krauss and option to purchase 75,000 shares of the Company’s common stock at $0.85 per share. The option will vest over a period of four years in equal annual installments from November 2023.

The stock option activity from January 1, 2021 through December 31, 2022 is as follows:

Schedule of stock option activity
	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2021	3,257,410	1.5	9.1

Options granted (1)	833,246	2.7	6.7
Options exercised	(45,625)	1.5	—
Options expired	(735,625)	—	—
Options forfeited	(1,911,160)	1.5	—
Balance, December 31, 2021	1,398,246	2.2	6.3
Options granted	725,000	1.58	9.4
Options expired or forfeited	(25,000)	1.5	—
Balance, December 31, 2022	2,098,246	1.98	6.1
Vested shares at December 31, 2022	848,562	1.91	5.3

The following table summarizes the outstanding options at December 31, 2022 by exercise price.

Exercise price	Outstanding options	Exercisable options
$0.85	75,000	—
$1.50	540,000	540,000
$1.66	650,000	—
$1.77	445,000	175,000
$2.90	70,246	17,562
$3.55	50,000	10,000
$3.93	268,000	106,000
	2,098,246	848,562

At December 31, 2022, the Company had 2,186,129 options available to grant   under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for 2022 and 2021 issuances:

	2022	2021
Risk-free interest rate	2.9%	1.2%
Expected term	7.0 years	7.0 years
Expected volatility	101.5%	91%
Expected dividends	0	0
Grant date fair value of common stock	1.58/share	1.91/share

During the year ended December 31, 2022, the Company recognized stock-based compensation expense related to stock options of approximately $903,000 ($662,000 of which was included within general and administrative expenses, $229,000 of which was included in research and development expenses and $12,000 was included within cost of sales). A prior year adjustment is included in the total of approximately $162,000 to account for the undervalued stock based compensation expense from 2021.

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

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2022 and December 31, 2021, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Employment Agreement

On April 7, 2022, the Company entered into a letter agreement with Mark Davidson as Chief Executive Officer of the Company effective as of April 18, 2022. Pursuant to the agreement, the Company agreed to pay Mr. Davidson an annual base salary of $300,000, and an annual target bonus for 2022 of up to $150,000 that will be prorated for nine (9) months (i.e. $112,500) based on his achievements of performance goals to be finalized and approved by the Board within the first two months of his employment. Such annual bonus will be paid in stock compensation until such time that the Company has sufficient cash flow. On January 26, 2023, the Company issued 142,500 stock options to Mr. Davidson as payment to his 2022 performance bonus.  His eligibility for future bonuses will be determined by the Board in accordance with the Company’s future bonus plans and programs. In addition, the Company agreed to grant to Mr. Davidson an option to purchase 650,000 shares of common stock of the Company at $1.66 per share, which will vest starting from April 26, 2023, in four annual equal installments. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

On September 2, 2022, the Company entered into a letter agreement with Laura Krauss as Controller of the company effective September 19, 2022. Pursuant to the agreement, the Company agreed to pay Ms. Krauss an annual base salary of $120,000. The Company has also agreed to pay Ms. Krauss a one-time signing bonus in the amount of $4,500, to be paid within 7 days of her start date, and a retention bonus of $4,500, to be paid after six months of employment. In the event of Company closure, the Company will reserve three months’ salary as severance to be available providing Ms. Krauss remains in good standing with the Company In addition, the Company agreed to grant Ms. Krauss an option to purchase 75,000 shares of common stock of the Company at $0.85 per share, which will vest starting from November 15,2023, in four annual equal installments. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Ms. Krauss’ employment.  Effective November 4, 2022, Ms. Krauss was appointed Chief Accounting Officer. The Company did not enter into a new agreement with Mr. Krauss.

Note 9 – Right of Use Asset and Operating Lease Liability

The assets and liabilities from operating leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its estimated incremental commercial borrowing rate.

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the consolidated balance sheet as of December 31, 2022 and December 31, 2021.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of December 31, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Lease Liabilities
2023	200,000
2024	200,000
2025	183,337
Total undiscounted operating lease payments	$583,337
Less: Imputed interest	50,384
Present value of operating lease liabilities	$532,953
Short-term portion	171,496
Long term portion	$361,457

Remaining lease term in years	2.92
Discount rate	6.50%

The Company incurred lease expense for its operating lease of approximately $200,000 and $200,000 for the twelve months ended, 2022 and 2021.

The Right of Use Asset at December 31, 2022 of $532,953 is being amortized over the lease term.

Note 10 – Concentrations

During the year ended December 31, 2022 substantially all revenues were generated from two customers. There were no open contracts as of December 31, 2022.

During the year ended December 31, 2021, approximately 56% of revenues were generated from two government entities. Both of these contracts were completed as of December 31, 2021. The remainder of the revenues were derived from four customers. At December 31, 2021, deferred costs and deferred revenues were attributable to one customer contract.

Note 11 – Government Loans

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

The loans are summarized as follows:

	December 31, 2022	December 31, 2021

Principal outstanding	$339,737	$423,089
Deferred loan costs, net of amortization	(2,584)	(3,496)
Subtotal	337,153	419,593
Less current portion	(72,424)	(74,134)

Total long term portion	$264,729	$345,459

Interest expense on the above debt instruments was approximately $12,900 and $16,300 for the years ended December 31, 2022 and 2021, respectively.

Payments expected for year ended	December 31, 2022
2023	$87,584
2024	76,040
2025	57,397
2026	22,334
2027	8,136
Thereafter	184,416
Subtotal	435,907
Less interest portion	(96,170)

Total debt balance	$339,737

Note 12 – Revision of stock compensation expense

During the second quarter of 2022, the Company identified certain adjustments required to correct balances within stock-based compensation, which is included in operating expenses in the accompanying consolidated statements of operations, related to employees, directors and consultants (see Note 7 – Equity Compensation Plan) recorded during the three-month periods from June 2021 to March 2022. The Company had incorrectly calculated the amortization of the stock-based compensation for the periods from June 2021 to March 2022. The error discovered resulted in an understatement of the stock-based compensation expense for the periods December 31, 2021 and March 2022 summarized as follows:

	As previously
	reported	adjustment	As if restated

Year ended 12/31/2021

Gross profit (loss)	(83,257)	(2,431)	(85,688)
Operating expenses	3,474,593	159,625	3,634,218
Operating loss	(3,557,850)	162,056	(3,395,794)
Net loss	(3,141,753)	(162,056)	(3,303,809)

Additional paid in capital	9,873,345	162,056	10,035,401
Accumulated Deficit	(6,658,153)	(162,056)	(6,820,209)

Three months ended 3/31/2022

Gross profit (loss)	(1,061)	(1,507)	(2,568)
Operating expenses	1,127,111	98,961	1,226,072
Operating loss	(1,128,172)	100,468	(1,027,704)
Net loss	(1,129,975)	(100,468)	(1,230,443)

Additional paid in capital	9,924,394	262,523	10,186,917
Accumulated Deficit	(7,788,128)	(262,523)	(8,050,651)

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

For the year ended, December 31, 2022, correction of this error increased our stock-based compensation expense, total operating expenses by $262,523.

Note 13 – Convertible Bridge Notes – Related Party

The Company issued two secured convertible promissory notes on August 8, 2022 (“Promissory Note I”) and December 23, 2022 (“Promissory Note II”) in the amounts of $1,250,000 and $2,350,000, respectively, (collectively, the “Promissory Notes”) to a trust of which the Company’s Chairman, John Edmunds, is the trustee, pursuant to certain Subscription Agreement (the “Subscription Agreement”).

On December 23, 2022, the Company entered into a modification agreement on Promissory Note I which extended its maturity date to June 30, 2025, consistent with the maturity date of Promissory Note II. There were no other significant modifications to the terms of Promissory Note I. The Company accounted for the modification of terms as an extinguishment of debt and recognized a loss on extinguishment in the amount of $99,000 recorded in income in the statement of operations.

The Promissory Notes were issued as part of a private placement (the “Offering”) for sale up to $3,750,000 of secured convertible promissory notes for a period until September 27, 2022.

The Promissory Notes bear interest at a rate of ten percent (10%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at their maturity date on June 30, 2025. All interest due shall be paid in shares of the Company’s common stock, which shall be valued at a price equal to the average of the last 20 trading days’ closing price of the Company’s common stock, commencing on the date immediately preceding the date of conversion for purposes of the interest computation. The Promissory Notes may be convertible anytime at the discretion of the holder into shares of common stock of the Company at a price equal to the average of the last 20 trading days’ closing price, or automatically converted upon the listing of the Company’s common stock on a National Securities Exchange or the closing of a public offering of the Company’s common stock with aggregate proceeds of at least $5 million at a 15% and a 20% discount to the per share public offering price for Promissory Note I and Promissory Note II, respectively. The Promissory Notes also contain a change of ownership clause. In the event a Corporate Transaction occurs prior to the conversion or repayment of Note 1, at the closing of the Corporate Transaction (in lieu of conversion) the Company shall redeem Note 1 at a price equal to 200% of the principal amount (in full satisfaction of principal and interest due) Interest expense on the above debt instruments was approximately $52,000 for the year ended December 31, 2022.

The Company accounts for convertible bridge loans under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

The related party convertible Promissory Notes were valued using the Probability-Weighted Expected Returns Method (PWERM), which is considered to be a Level 3 fair value measurement. The inputs used to determine fair market value of the notes are the following:

Coupon Rate: 10%

Maturity: June 30th, 2025

Market Rate: 12.41%

Payment Frequency: Maturity

Management assumes there is an 85% probability the notes will convert by June 30, 2023, a 10% chance these notes will reach maturity and a 5% chance a corporate transaction will occur. The fair market value of these notes reflects these probabilities. These assumption are based off of the judgment and experience of management and based on conversations with investment banks and interested investors.

Convertible Notes Payable	Maturity Date	Stated Interest Rate	Conversion Discount	Face Value	Change in Fair Value	Fair Market Value 12/31/2022
August Note	6/30/2025	10%	15%	1,250,000	(273,000)	$1,523,000
December Note	6/30/2025	10%	20%	2,350,000	(569,000)	$2,919,000
				$3,600,000	$(842,000)	$4,442,000

Note 14 – Fair Value Measurements

As of December 31, 2022, the convertible Promissory Notes are the only liabilities measured at fair value. The Promissory Notes are classified as level 3 financial instruments.

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Note 15 – Income Taxes

The Company does not have any current income tax provision (other than state minimum income taxes, which is included in general and administrative expenses in the accompanying consolidated statements of operations) due to losses. The deferred tax benefit has been offset by an increase in the valuation allowance of approximately $628,000 and $1,305,000 for the years ended December 31, 2022 and 2021, respectively.

The provision for income taxes for the taxable periods ended December 31, 2022 and 2021 differs from the statutory federal income tax rate as follows:

	2022	2021
Tax benefit at the Federal statutory rate	21.0%	21.0%
State tax, net of Federal benefit	4.9%	7.0%
R&D credits	3.7%	—
Permanent differences	(5.4)%	9.5%
Change in valuation allowance	(24.2)%	(37.1)%
Effective income tax rate	0%	0%

Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021:

	December 31,
	2022	2021

Deferred taxes assets:
Net operating loss carryforward	$1,907,000	$1,365,000
Stock compensation expense	550,000	463,000
Depreciation	40,000	16,000
R&D Credit	425,000	217,000
Capitalized R&D	550,000

Total deferred tax assets	3,440,000	2,061,000
Valuation allowance	(3,440,000)	(2,061,000)

Deferred tax asset, net of valuation allowance	$—	$—

The effective tax rate for the years ended December 31, 2022 and 2021 differed from the amounts computed by applying the US federal income tax rate of 21.0% primarily because of the increase in the valuation allowance, which resulted in an effective tax rate of zero for both years.

At December 31, 2022, the Company had approximately $6,900,000 of net operating loss (“NOL”) carryforwards that may be available to offset future Federal taxable income indefinitely and New York State taxable income through 2039. The utilization of NOL carryforwards to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such a review as of December 31, 2022 and 2021, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2022 or 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. No tax audits were commenced or were in process for the taxable periods ended December 31, 2022 and 2021. No tax related interest or penalties were incurred during the years ended December 31, 2022 and 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax returns are open under statute from 2018 to the present.

Note 15 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through March 30, 2023. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2022, due to material weaknesses described below.

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

In making the assessments on the effectiveness of our internal controls over financial reporting as of December 31, 2022, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We are a small organization, and our Chief Accounting Officer is a new position. Based on management’s assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to material weaknesses related to the size and length of service of our accounting department.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control Over Financial Reporting

In September 2022, the Company hired a Controller, who was promoted to Chief Accounting Officer in November 2022. The Company considers that the addition of this role improved the internal controls over financial reporting during the most recent fiscal quarter. Other than the aforementioned changes, there were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Mark Davidson	50	Chief Executive Officer
Richard Brown	40	Chief Technical Officer and Director
James Shealy	66	Secretary and Treasurer
John Edmunds	65	Chairman of the Board and Director
Laura Krauss	47	Chief Accounting Officer
Richard Ogawa	60	Director
Michael Thompson	65	Director

Mark Davidson joined the Company as Chief Executive Officer on April 18, 2022. From April 2020 to April 2022, Mr. Davidson served as the Chief Revenue Officer of DreamVu, Inc. From October 2019 to August 2020, Mr. Davidson was interim Chief Executive Officer of Range Networks Incorporated where he pivoted the company’s business model, resulting in a surge in revenue and profitability of the company and acquisition of the company by another fast-growing company. Since September 2018, Mr. Davidson has served as a managing partner of Vonzos Partners, a start-up venture capital company. From January 2016 to January 2018, Mr. Davidson served as Vice President and General Manager in the Global Power Products Business Organization of Intel Corporation, which acquired Altera Corporation, where Mr. Davidson served as General Manager and Marketing Director of The Power Business Unit from August 2013 to January 2016. From November 2007 to July 2013, he served as Texas Instruments Incorporated’s Regional Sales and Applications Engineering Director as well as Analog Applications Manager. From November 2000 to October 2007, he served as National Semiconductor Corporation’s Marketing Director and Product Line Director. From July 1997 to July 2000, Mr. Davidson served as Visteon Corporation’s Customer Liaison Engineer and Country Manager. From May 1995 to July 1997, Mr. Davidson served as Ford Motor Company’s Product Design Engineer. He received in 1995 a Bachelor of Science, Electrical Engineering from Pennsylvania State University.

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

Laura Krauss joined the Company in September 19, 2022 as the Controller and became the Chief Accounting Officer on November 4, 2022. From April 2020 to September 2022, Ms. Krauss served as Accounting Manager to Palisade Company, LLC, a private equity owned risk modeling and decision software company. From September 2005 to March 2020, Ms. Krauss served multiple accounting and finance roles, at BorgWarner Inc., a clean and efficient technology solutions company for combustion, hybrid and electric vehicles. From June 2004 to September 2005, she worked at Cayuga Medical Center at Ithaca, NY as a Cost Accountant. Ms. Krauss started her career as an Auditor at Ciaschi, Dietershagen, Little, Mickelson & Company, LLP from January 2003 to January 2004. She received a Master of Science in Accounting from Binghamton University and a Bachelor of Arts in Psychology at Grinnell College. She is a Certified Public Accountant in the state of New York.

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

Advisory Board Member

Name	Age	Position
Khurram Khan Afridi	56	Advisory Board Member

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

Significant Employee

In addition to the officers, directors and an advisory board member disclosed above, the Company also has the following significant employee:

Name	Age	Position
Alfred Schremer	65	Vice President of Research and Development

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

On April 7, 2022, the Company entered into a letter agreement with Mark Davidson as Chief Executive Officer of the Company effective as of April 18, 2022. Pursuant to the agreement, the Company agreed to pay Mr. Davidson an annual base salary of $300,000, and an annual target bonus for 2022 of up to $150,000 that will be prorated for nine (9) months (i.e. $112,500) based on his achievements of performance goals to be finalized and approved by the Board within the first two months of his employment. Such annual bonus will be paid in stock compensation until such time that the Company has sufficient cash flow. On January 26, 2023, the Company issued 142,500 stock options to Mr. Davidson as payment to his 2022 performance bonus.  His eligibility for future bonuses will be determined by the Board in accordance with the Company’s future bonus plans and programs. In addition, the Company agreed to grant to Mr. Davidson an option to purchase 650,000 shares of common stock of the Company at $1.66 per share, which will vest starting from April 26, 2023, in four annual equal installments. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

On September 2, 2022, the Company entered into a letter agreement with Laura Krauss as Controller of the company effective September 19, 2022. Pursuant to the agreement, the Company agreed to pay Ms. Krauss an annual base salary of $120,000. The Company has also agreed to pay Ms. Krauss a one-time signing bonus in the amount of $4,500, to be paid within 7 days of her start date, and a retention bonus of $4,500, to be paid after six months of employment. In the event of Company closure, the Company will reserve three months’ salary as severance to be available providing Ms. Krauss remains in good standing with the Company In addition, the Company agreed to grant Ms. Krauss an option to purchase 75,000 shares of common stock of the Company at $0.85 per share, which will vest starting from November 15,2023, in four annual equal installments. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Ms. Krauss’ employment.  Effective November 4, 2022, Ms. Krauss was appointed Chief Accounting Officer. The Company did not enter into a new agreement with Mr. Krauss.

Other than Mr. Schremer, Mr. Davidson, and Laura Krauss, we have not entered into any other employment agreement with our management or significant employees.

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

Audit Committee

John Edmunds currently serves on our audit committee as a member and the chairman. The board has approved the appointment of Michael Thompson on our audit committee, to be effective as of the effective date of the 2022 Registration Statement. Mr. Thompson satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act. Our board has determined that Mr. Edmunds qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

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

Compensation Committee

John Edmunds and Michael Thompson will serve on our compensation committee to be effective as of the effective date of the 2022 Registration Statement, with Mr. Edmunds serving as the chairman. Mr. Thompson satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act. The members of the compensation committee are also “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

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

Nominating and Corporate Governance Committee

Richard Ogawa and John Edmunds will serve on our nominating and corporate governance committee to be effective as of the effective date of the 2022 Registration Statement, with Mr. Ogawa serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the other most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers during the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Alex Behfar (1)	2022	—		—	—	—	—	—
Former Chairman and Former Chief Executive Officer	2021	10	0	0	0	0	0	10

Richard J. Brown (2)	2022	150,000	0	0	0	0	0	150,000
Interim Chief Executive Officer and Chief Technical Officer	2021	150,000	0	137,295	0	0	0	287,295

Mark Davidson
Chief Executive Officer	2022	300,000	112,500	898,775	0	0	0	1,311,275

James R. Shealy	2022	60,000	0	0	0	0	0	60,000
Secretary and Treasurer	2021	60.000	0	98,326	0	0	0	158,326

Laura Krauss
Chief Accounting Officer	2022	120,000	4.500	55,816	0	0	0	180,816

(1)	Mr. Behfar was appointed as the Company’s Acting Chief Executive Officer and Executive Chairman on March 11, 2020, and as Chief Executive Officer and Chairman on September 16, 2020. Mr. Behfar tendered his resignation as Chief Executive Officer, Chairman of the Board of Directors and Director of the Company, effective as of September 22, 2021. This table includes compensation paid to Mr. Behfar from January 1, 2021 as an executive officer and director. From January 1, 2021 until his resignation on September 22, 2021, Mr. Behfar received a cash compensation of $1.00 per month.

(2)	Mr. Brown was Chief Executive Officer and Chairman of the Company from June 21, 2019 to March 11, 2020, Chief Technical Officer since March 11, 2020, and also Interim Chief Executive Officer from September 13, 2021 until April 18, 2022.

(3)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718.

Employment and Consulting Agreements

See “Part III. Item 10. Directors, Executive Officers and Corporate Governance - Employment and Consulting Agreements” at pages 41-42.

Outstanding Equity Awards

The following table presents information regarding the outstanding options held by each of our directors and named executive officers as of December 31, 2022. None of our directors or named executive officers held any outstanding restricted stock unit or other equity awards as of December 31, 2022.

Option Awards
Number of Securities Underlying Unexercised Options
Name	Grant Date	Exercisable (#)	Unexercisable (#)	Exercise price ($)	Expiration Date

Richard Ogawa	9/25/2019	275,000		$1.50	9/25/2029
Michael Thompson	11/5/2019	25,000		$1.50	11/5/2029
Richard Ogawa	5/30/2021	25,000	25,000	$3.93	5/30/2031
Michael Thompson	5/30/2021	25,000	25,000	$3.93	5/30/2031
John Edmunds	6/16/2021	17,562	52,684	$2.90	6/16/2031
Richard Ogawa	12/30/2021	12,500	7,500	$1.77	12/30/2031
Michael Thompson	12/30/2021	12,500	7,500	$1.77	12/30/2031
John Edmunds	12/30/2021	12,500	7,500	$1.77	12/30/2031
Richard Ogawa	12/30/2021	35,000		$1.77	12/30/2031
John Edmunds	12/30/2021	20,000		$1.77	12/30/2031
Richard Brown	12/30/2021	25,000	75,000	$1.77	12/30/2026
James Shealy	12/30/2021	20,000	60,000	$1.77	12/30/2026
Mark Davidson	4/26/2022	—	650,000	$1.66	04/26/2032

Laura Krauss	11/15/2023	—	75,000	$0.85	11/15/2032
total		505,062	985,184

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

As of the date hereof, a total of 5,948,156 options have been granted under the 2019 Plan, of which 2,098,246 options are outstanding, 315,625 options have been exercised. There are 2,186,129 shares are available to be issued in the future under the 2019 Plan.

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

Description of the 2019 Equity Compensation Plan

The following description of the principal terms of the 2019 Plan, as amended, is a summary and is qualified in its entirety by the full text of the amended 2019 Plan, which is filed herewith as an exhibit.

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

Shares Subject to the 2019 Plan. The aggregate number of shares of Common Stock available for issuance in connection with options and awards granted under the 2019 Plan, as amended, is 4,600,000 plus an annual increase on the first day of each fiscal year for the rest of the term of the Plan in an amount equal to the lesser of (i) 5% of the outstanding shares of common stock of the Company on the last day of the immediately preceding year or (iii) an amount determined by the Board, subject to customary adjustments for stock splits, stock dividends or similar transactions. Incentive Stock Options may be granted under the 2019 Plan with respect to all of those shares. If any option or stock appreciation right granted under the 2019 Plan terminates without having been exercised in full or if any award is forfeited, or if shares of Common Stock are withheld to cover withholding taxes on options or other awards, the number of shares of Common Stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2019 Plan. The maximum aggregate number of shares of Common Stock with respect to one or more awards that may be granted to any employee, director or consultant during any calendar year shall be 2,950,000  and the maximum aggregate amount of cash that may be paid in cash during any calendar year with respect to one or more awards payable in cash shall be $200,000.

Terms and Conditions of Options. Options granted under the 2019 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonstatutory stock options” that do not meet the requirements of Section 422 of the Code. Incentive stock options may be granted only to employees. Each option grant will be evidenced by an award agreement that will specify the terms and conditions as determined by the Board of Directors. The Board of Directors will determine the exercise price of options granted under the 2019 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our Common Stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten percent stockholder).

If on the date of grant the Common Stock is listed on a stock exchange, the fair market value shall generally be the closing sale price on the last trading day before the date of grant. If no such prices are available, the fair market value shall be determined in good faith by the Board of Directors based on the advice of a qualified valuation expert.

No option may be exercisable for more than ten years (five years in the case of an incentive stock option granted to a ten percent stockholder) from the date of grant. Options granted under the 2019 Plan will be exercisable at such time or times as the Board of Directors prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000.

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

Stock Appreciation Rights. The Board of Directors may grant stock appreciation rights under the 2019 Plan in such amounts as the Board of Directors in its sole discretion will determine. Each stock appreciation right grant will be evidenced by an award agreement that will specify the terms and conditions as determined by the Board of Directors. The exercise price per share of a stock appreciation right will be determined by the Board of Directors but will not be less than 100% of the fair market value of a share of our Common Stock on the date of grant. The maximum term of any SAR granted under the 2019 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

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

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 12,726,911 shares of Common Stock issued and outstanding as of the date hereof. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options or warrants held by that person and exercisable as of March 31, 2023. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of Common Stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o Odyssey Semiconductor Technologies, Inc., 9 Brown Road, Ithaca, NY 14850.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class
Mark Davidson, Chief Executive Officer and Director	198,125	(1)	1.53%
Laura Krauss, Chief Accounting Officer	—	(2)	—%
Richard J. Brown, Chief Technical Officer and Director	2,756,251	(3)	21.61%
James R. Shealy, Secretary and Treasurer	2,763,750	(4)	21.68%
John Edmunds, Chairman of the Board and Director	3,861,077	(5)	23.48%
Richard Ogawa, Director	386,667	(6)	2.96%
Michael Thompson, Director	65,000	(7)	*
All Executive Officers and Directors (7 persons)	10,030,870		58.64%
Greater than 5% Stockholders
Mark Tompkins	2,816,033	(8)	22.13%

* Less than 1%.

(1)	Includes (i) options exercisable from April 26, 2023 to purchase an aggregate of 162,500 shares of Common Stock at $1.66 per share; and (ii) options exercisable from April 26, 2023 to purchase an aggregate of 35,625 shares of Common Stock at $0.96 per share. Does not include the following the unvested options within 60 days: (i) options to purchase 487,500 shares at $1.66 per share, which were granted by the Board on April 26, 2022; (ii) options to purchase 106,875 shares at $0.96 per share, which were granted by the Board on January 26, 2023; and (iii) options to purchase 160,000 shares at $0.96 per share, which were granted by the Board on January 26, 2023.

(2)	Does not include the following the unvested options within 60 days: options to purchase 75,000 shares at $0.85 per share, which were granted by the Board on November 15, 2022.

(3)	Includes (i) 2,658,334 shares of Common Stock issued in connection with the Share Exchange; (ii) 66,667 shares of Common Stock purchased at a private placement in June 2019; (iii) 6,250 shares of Common Stock purchased at a private placement in March 2021; and (iv) options exercisable from December 30, 2022 to purchase an aggregate of 25,000 shares of Common Stock at $1.77 per share. Does not include the following the unvested options within 60 days: (i) options to purchase 75,000 shares of Common Stock at $1.77 per share, which were granted by the Board on December 30, 2021; and (ii) options to purchase 50,000 shares of Common Stock at $0.96 per share, which were granted by the Board on January 26, 2023.

(4)	Includes (i) 2,658,333 shares of Common Stock issued in connection with the Share Exchange; (ii) 66,667 shares of Common Stock purchased at a private placement in June 2019; (iii) 18,750 shares of Common Stock purchased at a private placement in March 2021; and (iii) options exercisable from December 30, 2022 to purchase an aggregate of 20,000 shares of Common Stock at $1.77 per share. Does not include the following the unvested options within 60 days: options to purchase 60,000 shares of Common Stock at $1.77 per share, which were granted by the Board on December 30, 2021.

(5)	Includes (i) 141,500 shares of Common Stock purchased on the open market; (ii) options to purchase an aggregate of 15,000 shares of Common Stock at the price of $1.77 per share; (iii) options to purchase an aggregate of 20,000 shares of Common Stock at the price of $1.77 per share; (iv) options exercisable from June 22, 2022 to purchase 17,561 shares at $2.90 per share; and (v) promissory notes convertible into 3,667,016 of shares of Common Stock as of the date hereof, assuming a convertible price of $1.02 per share. Does not include the following: (i) options to purchase 52,685 shares of Common Stock at the price of $2.90 per share; and (ii) options to purchase 5,000 shares of Common Stock at the price of $1.77 per share.

(6)	Includes (i) 16,667 shares of Common Stock purchased at a private placement in August 2019; (ii) 20,000 shares of Common Stock purchased at a private placement in March 2021; (iii) options to purchase 275,000 shares of Common Stock at the price of $1.50 per share; (iv) options to purchase 25,000 shares of Common Stock at the price of $3.93 per share; (v) options to purchase 15,000 shares of Common Stock at the price of $1.77 per share; and (v) options to purchase 35,000 shares of Common Stock at the price of $1.77 per share. Does not include the following the unvested options within 60 days: (i) options to purchase 25,000 shares of Common Stock at $3.93 per share; and (ii) options to purchase 5,000 shares of Common Stock at the price of $1.77 per share.

(7)	Includes (i) options to purchase 25,000 shares of Common Stock at the price of $1.50 per share; (ii) options to purchase 25,000 shares of Common Stock at the price of $3.93 per share; and (iii) options to purchase 15,000 shares of Common Stock at the price of $1.77 per share. Does not include the following the unvested options within 60 days: (i) options to purchase 25,000 shares of Common Stock at $3.93 per share, half of which will vest as of June 2, 2022 and the other half June 2, 2023; and (ii) options to purchase 5,000 shares of Common Stock at the price of $1.77 per share.

(8)	Includes (i) 2,741,033 shares of Common Stock; and (ii) 75,000 shares of Common Stock held by Montrose Capital Partners Limited, over which Mr. Tompkins has voting, dispositive or investment powers. Mr. Tompkins’ address is Apt. 1, Via Guidino 23, 6900 Lugano-Paradiso, Switzerland.

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

On August 8, 2022 and December 23, 2022, the Company issued secured convertible promissory notes in the amounts of $1,250,000 and $2,350,000, respectively, to a family trust of which the Company’s Chairman, John Edmunds, is the trustee. The two Promissory Notes were issued as part of the same private placement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as the Company’s independent registered public accounting firm for the last two fiscal years. The following table shows the fees that were billed for the audit and other services provided to the Company for 2022 and 2021.

	2022	2021
Audit Fees	$118,450	$111,240
Audit-Related Fees	$28,686	$10,300
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$147,136	$121,540

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

All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.1	Odyssey Semiconductor Technologies, Inc. Second Amended and Restated 2019 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 8, 2021)
10.2	Form of Odyssey Semiconductor Technologies, Inc. Stock Option Agreement (Employee) (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.3	Form of Odyssey Semiconductor Technologies, Inc. Stock Option Agreement (Director) (Incorporated by reference to Exhibit 10.10a to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
10.3	Offer Letter, dated April 7, 2022, by and between Odyssey Semiconductor Technologies, Inc. and Mark Davidson (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2022 file on May 23, 2022)
10.4	Form of Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 9, 2022)
10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 9, 2022)
10.6	Form of Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 5, 2023)
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 5, 2023)
10.8	Note Modification Agreement (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 5, 2023)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
23.1	Consent of Marcum LLP (filed herewith)
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640)
99.2	Charter of Audit Committee (Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640)
99.3	Charter of Compensation Committee (Incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640.)
99.4	Charter of Nominating and Corporate Governance Committee (Incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 filed on February 11, 2022, File No. 333-262640.)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2023.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC.

By:	/s/ Mark Davidson
Name: Mark Davidson
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Laura Krauss
Name: Laura Krauss
Title: Chief Accounting Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated .

Person	Capacity	Date

/s/ Mark Davidson	Chief Executive Officer	March 31, 2023
Mark Davidson	(Principal Executive Officer)

/s/ Laura Krauss	Chief Accounting Officer	March 31, 2023
Laura Krauss	(Principal Financial and Accounting Officer)

/s/ John Edmunds	Chairman of the Board and Director	March 31, 2023
John Edmunds

/s/ Richard Brown	Chief Technical Officer and Director	March 31, 2023
Richard Brown

/s/ Richard Ogawa	Director	March 31, 2023
Richard Ogawa

/s/ Michael Thompson	Director	March 31, 2023
Michael Thompson