Form 10-Q
period 2023-03-31
Odyssey Semiconductor Technologies, Inc.
filed 2023-05-12
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023 (unaudited)	2022
Assets

Current Assets:
Cash	$1,547,613	$2,428,289
Accounts receivable	23,500	50,750
Deferred expenses	9,619	—
Prepaid expenses and other current assets	97,529	68,204
Total Current Assets	1,678,261	2,547,243

Restricted cash	103,247	103,240
Property and equipment, net	937,769	989,246
Operating ROU Asset	491,116	532,953

Total Assets	$3,210,393	$4,172,682

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$469,932	$382,905
Loan payable - short term	71,987	72,424
Lease liability - short term portion	174,297	171,496
Deferred revenue	—	—
Total Current Liabilities	716,216	626,825

Long-term lease liability	316,819	361,457
Bridge Note - related party	4,635,000	4,442,000
Accrued Interest on Bridge Note	140,356	51,983
Loans payable - long term	247,136	264,729
Total liabilities	6,055,527	5,746,994
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,272	1,272
Additional paid-in capital	10,990,886	10,776,181
Accumulated deficit	(13,837,292)	(12,351,765)

Total Stockholders’ Equity	(2,845,134)	(1,574,312)

Total Liabilities and Stockholders’ Equity	$3,210,393	$4,172,682

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For The Three Months Ended March 31,
	2023	2022

Revenues	$28,500	$29,938

Cost of Revenues	21,983	30,999

Gross Profit (Loss)	6,517	(1,061)

Operating Expenses:
Research and development	575,176	369,184
Selling, general, and administrative	631,635	757,927

Total Operating Expenses	1,206,811	1,127,111

Loss From Operations	(1,200,294)	(1,128,172)

Other Income (Expense):
Forgiveness of PPP loan and other income	—	2,013
Interest income (expense)	(92,233)	(3,816)
Change in Fair Value of Bridge Notes	(193,000)	—
Net Loss	$(1,485,527)	$(1,129,975)

Net (Loss) Income Per Share:
Basic	$(0.12)	$(0.09)
Diluted	$(0.09)	$(0.09)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	12,726,911
Diluted	16,171,887	12,726,911

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance - December 31, 2022	12,726,911	$1,272	$10,776,181	$(12,351,765)	$(1,574,312)

Stock based compensation			214,705		214,705
Net loss three months ended 3/31/2023	—	—	—	(1,485,527)	(1,485,527)
Balance - March 31, 2023	12,726,911	$1,272	$10,990,886	$(13,837,292)	$(2,845,134)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance - December 31, 2021	12,726,911	$1,272	$9,873,345	$(6,658,153)	$3,216,464

Stock based compensation	—	—	51,049	—	51,049
Net loss three months ended 3/31/2022	—	—	—	(1,129,975)	(1,129,975)
Balance - March 31, 2022	12,726,911	$1,272	$9,924,394	$(7,788,128)	$2,137,538

See notes to these condensed consolidated financial statements.

 ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For The Three Months ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(1,485,527)	$(1,129,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	214,705	51,049
Fair value adjustment to Note	193,000	—
Accrued Interest	88,373	—
Depreciation and amortization	51,478	42,469
Changes in operating assets and liabilities:
Accounts receivable	27,250	6,000
Prepaid expenses and other current assets	(29,326)	16,295
Deferred expenses	(9,619)	(10,883)
Accounts payable and accrued expenses	87,027	92,821
Deferred revenue	—	65,000

Total Adjustments	622,888	262,751

Net Cash Used In Operating Activities	(862,639)	(867,224)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	—	(122,122)
Lease of property	—	(16,666)
Net Cash Used In Investing Activities	—	(138,788)

Cash Flows From Financing Activities:
Repayment of government loans	(18,030)	(18,309)

Net Cash Provided By Financing Activities	(18,030)	(18,309)

Net Increase (Decrease) In Cash and Restricted Cash	(880,669)	(1,024,321)

Cash and Restricted Cash - Beginning Of Period	2,531,529	2,701,414

Cash and Restricted Cash - End Of Period	$1,650,860	$1,677,093

Cash and Restricted Cash Consisted of the Following:
Cash	$1,547,613	$1,573,880
Restricted cash	103,247	103,213
Cash and Restricted Cash	$1,650,860	$1,677,093

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,866	$3,588

Non-cash investing and financing activities:
Operating Lease ROU Asset	$680,683	$680,683

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Liquidity and Financial Condition

As of March 31, 2023, the Company had a cash balance, working capital and accumulated deficit of approximately $1,500,000, $960,000, and $13,900,000, respectively. During the three months ended March 31, 2023, the Company generated a net loss of approximately $1,550,000.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2022 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 9 – Right of Use Asset and Operating Lease Liability for additional details.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of March 31, 2023 and December 31, 2022, deferred expenses were approximately $10,000 and $0, respectively.

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

During the three months ended March 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generated revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. No grant revenue was recognized during the three months ended March 31, 2023 and 2022.

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of March 31,
	2023	2022
Warrants	245,696	245,696
Options	2,915,746	1,398,246
Total	3,161,442	1,643,942

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2023 and December 31, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the three months ended March 31, 2023 and 2022. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	March 31, 2023	December 31, 2022

Insurance	$10,804	$17,879
Tooling	70,516	44,765
Other	8,209	5,560
Retainers	8,000	—
Total	$97,529	$68,204

Tooling consists of engineering designs and build for packaging semiconductors for samples. Samples are scheduled to ship during the first quarter of 2023. This total amount is being amortized over 2 years, coinciding with the first shipment of samples.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022

Computer and office equipment	$2,807	$2,807
Lab equipment	15,606	15,606
Furniture	53,420	53,420
Leasehold improvements	709,646	709,646
Machinery	668,889	668,889
Subtotal	1,450,368	1,450,368
Accumulated Depreciation	(512,599)	(461,122)

Property and Equipment, net	$937,769	$989,246

Depreciation and amortization expense related to property and equipment was approximately $51,000 and $42,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022

Accounts Payable	$110,653	$42,182
Credit Cards Payable	55,006	39,936
Accrued Bonus	91,551	112,500
Accrued Payroll	45,390	50,355
Other Accrued Expenses	167,332	137,932
Total	$469,932	$382,905

Accrued Interest is now included in Note 13 – Convertible Bridge Note as a long-term liability.

 Note 6 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued as of the date hereof.

Common Stock Transactions

In March 2021, the Company sold 1,251,625 shares of common stock at $4.00 per share for gross proceeds of $5,006,500 in connection with a private placement of securities. The costs associated with such issuance were $407,445 in cash and warrants to purchase 89,730 shares of Common Stock of the Company with a term of 5 years and an exercise price of $4.00 per share. An aggregate of $480,000 of proceeds were raised from related parties (including an aggregate of $430,000 from officers and directors of the Company), representing approximately 10% of the total gross proceeds.

2022 Private Placement

On August 8, 2022 and December 23, 2022, the Company issued secured convertible promissory notes in the amounts of $1,250,000 and $2,350,000, respectively, to the Nina and John Edmunds 1998 Family Trust dated January 27, 1998, of which the Company’s Chairman, John Edmunds, is the trustee. The two promissory notes were issued as part of the same private placement. The timing of conversion in unknown. If conversion occurs at a qualified financing event, the two promissory notes will have a 15% and 20% discount on the offering price, respectively. Refer to Note 13 for details.

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

On December 30, 2021, the Company granted five and ten-year options to purchase 445,000 shares of common stock at an exercise price of $1.77 per share to employees, an advisory board member and board members under the 2019 Plan that vest over one to four years.

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

On November 4, 2022 the Company granted to Laura Krauss an option to purchase 75,000 shares of the Company’s common stock at $0.85 per share. The option will vest over a period of four years in equal annual installments from November 2023.

On January 26, 2023 the Company granted five-year options to purchase 862,500 shares of common stock at an exercise price of $0.96 per share to employees and an independent contractor under the 2019 Plan that vest over four years. Included in this issuance is 142,500 options granted to the CEO as payment for his 2022 performance bonus.

The stock option activity from January 1, 2022 through March 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price per share	Weighted-Average Remaining Contractual Life (years)

Balance, January 1, 2022	1,398,246	2.2	6.3
Options granted	725,000	1.58	9.4
Options expired or forfeited	(25,000)	1.5	—
Balance, December 31, 2022	2,098,246	1.98	6.1
Options Granted	817,500	0.96	4.8
Balance, March 31, 2023	2,915,746	1.70	6.0
Vested shares at March 31, 2023	848,562	1.91	5.0

The following table summarizes the outstanding options at March 31, 2023 by exercise price:

Exercise price	Outstanding options	Exercisable options

$0.85	75,000	—
$0.96	817,500	—
$1.50	540,000	540,000
$1.66	650,000	—
$1.77	445,000	175,000
$2.90	70,246	17,562
$3.55	50,000	10,000
$3.93	268,000	106,000
	2,915,746	848,562

At March 31, 2023, the Company had 1,368,629 shares of common stock available to grant under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for issuances during the three months ended March 31, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.49%	2.9%
Expected term	5.0 years	7.0 years
Expected volatility	110.9%	101.5%
Expected dividends	0	0
Grant date fair value of common stock	$0.96/share	$ 1.58 share

During the three months ended March 31, 2023, the Company recognized stock-based compensation expense related to stock options of approximately $194,000, of which approximately $55,000 was recorded as part of research and development expenses and $138,000 was included within general and administrative expenses and $1,000 of which was included within cost of revenues on the consolidated statements of operations.

As of March 31, 2023, there was unamortized stock-based compensation of approximately $839,000 which the Company expects to recognize over approximately 3.5 years. As of March 31, 2023, the intrinsic value of outstanding and vested stock options was nil .

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2023 and March 31, 2022, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

Employment Agreement

On April 7, 2022, the Company entered into a letter agreement with Mark Davidson as Chief Executive Officer of the Company effective as of April 18, 2022. Pursuant to the agreement, the Company agreed to pay Mr. Davidson an annual base salary of $300,000, and an annual target bonus for 2022 of up to $150,000 that will be prorated for nine (9) months (i.e. $112,500) based on his achievements of performance goals to be finalized and approved by the Board within the first two months of his employment. Such annual bonus will be paid in stock compensation until such time that the Company has sufficient cash flow. On January 26, 2023, the Company issued 142,500 stock options to Mr. Davidson as payment for his 2022 performance bonus. His eligibility for future bonuses will be determined by the Board in accordance with the Company’s future bonus plans and programs. In addition, the Company agreed to grant to Mr. Davidson an option to purchase 650,000 shares of common stock of the Company at $1.66 per share, which will vest starting from April 26, 2023, in four annual equal installments. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Mr. Davidson’s employment.

On September 2, 2022, the Company entered into a letter agreement with Laura Krauss as Controller of the company effective September 19, 2022. Pursuant to the agreement, the Company agreed to pay Ms. Krauss an annual base salary of $120,000. The Company has also agreed to pay Ms. Krauss a one-time signing bonus in the amount of $4,500, to be paid within 7 days of her start date, and a retention bonus of $4,500, to be paid after six months of employment. In the event of Company closure, the Company will reserve three months’ salary as severance to be available providing Ms. Krauss remains in good standing with the Company. In addition, the Company agreed to grant Ms. Krauss an option to purchase 75,000 shares of common stock of the Company at $0.85 per share, which will vest starting from November 15, 2023, in four annual equal installments. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Ms. Krauss’ employment. Effective November 4, 2022, Ms. Krauss was appointed Chief Accounting Officer. The Company did not enter into a new agreement with Mr. Krauss.

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

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the consolidated balance sheet as of March 31, 2023 and March 31, 2022.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of March 31, 2023:

Maturity of Lease Liabilities	Operating Lease Liabilities

2023	150,000
2024	200,000
2025	183,337
Total undiscounted operating lease payments	$533,337
Less: Imputed interest	42,221
Present value of operating lease liabilities	$491,116
Short-term portion	174,297
Long term portion	$316,819

Remaining lease term in years	2.67
Discount rate	6.50%

The Company incurred lease expense for its operating lease of approximately $50,000 and $50,000 for the three months ended March 31, 2023 and 2021.

The Right of Use Asset at March 31, 2023 of $491,116 is being amortized over the lease term.

Note 10 – Concentrations

During the three months ended March 31, 2023, revenues were generated primarily from one customer. No deferred revenues were recorded in the three months ending March 31, 2023.

During the three months ended March 31, 2022, revenues were generated primarily from two customers. On March 31, 2022, all deferred revenues are attributable to one customer contract.

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

Economic Injury Disaster Loan Advance

On May 1, 2020, the Company received an advance in the amount of $10,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. Such advance amount will reduce the Company’s PPP loan forgiveness amount described above. The Company received an additional $138,900 under this program on August 30, 2020. The loan is payable in monthly payments of $678 including interest at 3.75% payable over 30 years. Payments began one year after receipt of funds and were first applied to the accrued interest.

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

The loans are summarized as follows:

	March 31, 2023	December 31, 2022

Principal outstanding	$321,479	$339,737
Deferred loan costs, net of amortization	(2,356)	(2,584)
Subtotal	319,123	337,153
Less current portion	(71,987)	(72,424)

Total long term portion	$247,136	$264,729

Interest expense on the above debt instruments was approximately $3,000 and $4,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 12 – Revision of stock compensation expense

During the second quarter of 2022, the Company identified certain adjustments required to correct balances within stock-based compensation, which is included in operating expenses in the accompanying consolidated statements of operations, related to employees, directors and consultants (see Note 7 – Equity Compensation Plan) recorded during the three-month periods from June 2021 to March 2022. The Company had incorrectly calculated the amortization of the stock-based compensation for the periods from June 2021 to March 2022. The error discovered resulted in an understatement of the stock-based compensation expense for the period of March 2022 summarized as follows:

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

The Promissory Notes bear interest at a rate of ten percent (10%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at their maturity date on June 30, 2025. All interest due shall be paid in shares of the Company’s common stock, which shall be valued at a price equal to the average of the last 20 trading days’ closing price of the Company’s common stock, commencing on the date immediately preceding the date of conversion for purposes of the interest computation. The Promissory Notes may be convertible anytime at the discretion of the holder into shares of common stock of the Company at a price equal to the average of the last 20 trading days’ closing price, or automatically converted upon the listing of the Company’s common stock on a National Securities Exchange or the closing of a public offering of the Company’s common stock with aggregate proceeds of at least $5 million at a 15% and a 20% discount to the per share public offering price for Promissory Note I and Promissory Note II, respectively. The Promissory Notes also contain a change of ownership clause. In the event a Corporate Transaction occurs prior to the conversion or repayment of Note 1, at the closing of the Corporate Transaction (in lieu of conversion) the Company shall redeem Note 1 at a price equal to 200% of the principal amount (in full satisfaction of principal and interest due). Accrued interest on the above debt instruments was approximately $140,000 as of March 31, 2023 and $52,000 as of December 31, 2022.

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

The related party convertible Promissory Notes were valued using the Probability-Weighted Expected Returns Method (PWERM), which is considered to be a Level 3 fair value measurement. The inputs used to determine fair market value of the notes are the following:

	December 31, 2022	March 31, 2023
Market Rate	12.41%	16.41%
Probability of Maturity	10.0%	5.0%
Maturity Date	June 30, 2025	June 30, 2025
Probability of Qualified Financing Event	85%	85%
Qualified Financing Event Date	June 30, 2023	July 15, 2023
Probability of Corporate Transaction	5.0%	10.0%
Corporate Transaction Event Date	June 30, 2023	December 31, 2023

These assumptions are based on the judgment and experience of management and based on conversations with investment banks and interested investors.

The following table presents the changes in fair value of the Company’s Convertible Notes:

Face value at December 31, 2022	$3,600,000
Change in fair value	842,000
Fair value at December 31, 2022	4,442,000
Change in fair value	193,000
Fair value at March 31, 2023	$4,635,000

Note 14 – Fair Value Measurements

As of March 31, 2023, the convertible Promissory Notes are the only liabilities measured at fair value. The Promissory Notes are classified as level 3 financial instruments.

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

Note 15 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through May 12, 2023. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

RECENT DEVELOPMENTS

At the end of March 2023, product samples were delivered to customers as planned. The results validate the leadership performance expected from vertical GaN power devices verses competing technologies.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared with three months ended March 31, 2022

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Three Months ended
	March 31,		Change	Change %
	2023	2022

Revenues	$28,500	$29,938	$(1,438)	-5%
Cost of Revenues	21,983	30,999	(9,016)	-29%
Gross (Loss) Profit	6,517	(1,061)	7,578	-714%
Operating Expenses:
Research and development	575,176	369,184	205,992	56%
Selling, general, and administrative	631,635	757,927	(126,292)	-17%
Total Operating Expenses	1,206,811	1,127,111	79,700	7%
(Loss) Income from Operations	(1,200,294)	(1,128,172)	(72,122)	6%
Other Income:
Other income	—	2,013	(2,013)	-100%
Interest expense	(92,233)	(3,816)	(88,417)	2317%
Change in fair value of contingent liability	(193,000)	—	(193,000)	100%
Net (Loss) Income	$(1,485,527)	$(1,129,975)	$(355,552)	31%

Revenues

Revenues for the three months ended March 31, 2023 and 2022 were approximately $29,000 and $30,000, respectively, which represented a decrease of $1,000, or 5%. We had one commercial customer as of March 31, 2023. We had two substantial customers as of March 31, 2022. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2023 and 2022 were approximately $22,000 and $31,000, respectively, which represented a decrease of $9,000, or 29%. The cost of revenue decrease resulted from the use of resources shifting to internal R&D. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2023 and 2022 periods are relatively consistent. Resources are split between building our internal technology and offering foundry services.

Research and Development

Research and development expenses for the three months ended March 31, 2023 and 2022 were approximately $576,000 and $369,000, respectively, which represented an increase of $206,000, or 56%. The increase was primarily attributable to higher employee costs including stock compensation of $114,000, contractor costs of $35,000, a wafer purchase of $49,000 and increased gas cost of $8,000.

General and Administrative

Selling, general, and administrative expenses for the three months ended March 31, 2023 and 2022 were approximately $632,000 and $758,000, respectively, which represented a decrease of $126,000, or 17%. The decrease is related to non-recurring spending in 2022 in consulting fees and stock offering costs of $94,000 and $275,000, offset by increases in employee costs of $46,000, stock comp expense of $94,000, D&O insurance $56,000, employee benefits of $32,000 and marketing of $19,000.

Other Income and expense items

During the three months ended March 31, 2023, the fair value adjustment of the contingent liability resulted in a $193,000 expense.

Interest expense increased $88,000 for the three months ended March 31, 2023 compared to the corresponding 2022 period due to interest and related costs associated with the bridge funding received in August and December 2022.

Net Loss

Net loss for the three months ended March 31, 2023, and 2022 was approximately $(1,486,000) and $(1,130,000), respectively, which represented an increase of $(356,000), or 31%. The increase was primarily attributable to the fair value adjustment and interest costs related to the bridge funding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

March 31, 2023
Cash	$1,650,860
Working Capital	$962,045

As of March 31, 2023, we had cash and a working capital deficit of $1,650,860 and $962,045, respectively. In December 2022, the Company received the proceeds from a bridge loan of $2,350,000 to cover operating cash needs for several quarters or more and to provide some flexibility to the timing of a more substantial fund-raising effort. We expect our current cash on hand to be insufficient to meet our operating and capital requirements for the next twelve months from the date of this filing. This raises substantial doubt about our ability to continue as a going concern.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was approximately $(863,000) and $(867,000), respectively. Net cash used in operating activities for the three months ended March 31, 2023 includes cash used to fund a net loss of approximately $1,560,000, reduced by approximately $622,000 of non-cash expense, offset by $75,000 of net cash provided by changes in the levels of operating assets and liabilities.

No cash was used in investing activities during the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2022 was approximately $139,000 primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was approximately $18,000 in each period for the repayment of governmental loans.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

In September 2022, the Company hired a Controller, who was promoted to Chief Accounting Officer in November 2022. The Company considers that the addition of this role improved the internal controls over financial reporting during the two most recent fiscal quarters. Other than the aforementioned changes, there were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2023.

Person	Capacity	Date

/s/ Mark Davidson	Chief Executive Officer	May 12, 2023
Mark Davidson	(Principal Executive Officer)

/s/ Laura Krauss	Chief Accounting Officer	May 12, 2023
Laura Krauss	(Principal Financial and Accounting Officer)