Form 10-Q
period 2023-06-30
Odyssey Semiconductor Technologies, Inc.
filed 2023-08-07
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of August 7, 2023, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023 (unaudited)	2022
Assets

Current Assets:
Cash	$632,425	$2,428,289
Accounts receivable	—	50,750
Deferred expenses	36,925	—
Prepaid expenses and other current assets	116,589	68,204
Total Current Assets	785,939	2,547,243

Restricted cash	103,255	103,240
Property and equipment, net	890,961	989,246
Deferred Offering Costs	25,000
Operating ROU Asset	448,596	532,953

Total Assets	$2,253,751	$4,172,682

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$374,436	$382,905
Loan payable - short term	75,248	72,424
Lease liability - short term portion	177,144	171,496
Deferred revenue	77,500	—
Total Current Liabilities	704,328	626,825

Long-term lease liability	271,452	361,457
Promissory Note - related party	4,824,000	4,442,000
Accrued Interest on Promissory Notes	230,110	51,983
Loans payable - long term	224,857	264,729
Total liabilities	6,254,747	5,746,994
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,272	1,272
Additional paid-in capital	11,206,329	10,776,181
Accumulated deficit	(15,208,597)	(12,351,765)

Total Stockholders’ Equity	(4,000,996)	(1,574,312)

Total Liabilities and Stockholders’ Equity	$2,253,751	$4,172,682

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$8,400	$20,581	$36,900	$50,519

Cost of Revenues	2,450	23,097	24,433	54,096

Gross Profit (Loss)	5,950	(2,516)	12,467	(3,577)

Operating Expenses:
Research and development	507,618	647,705	1,082,794	1,016,889
Selling, general, and administrative	598,579	677,847	1,230,214	1,435,774

Total Operating Expenses	1,106,197	1,325,552	2,313,008	2,452,663

Loss From Operations	(1,100,247)	(1,328,068)	(2,300,541)	(2,456,240)

Other Income (Expense):
Forgiveness of PPP loan and other income	11,258	11	11,258	2,024
Interest income (expense)	(93,316)	(3,668)	(185,549)	(7,484)
Change in Fair Value of Promissory Notes	(189,000)	—	(382,000)	—
Net Loss	$(1,371,305)	$(1,331,725)	$(2,856,832)	$(2,461,700)

Net (Loss) Income Per Share:
Basic	$(0.11)	$(0.10)	$(0.22)	$(0.19)
Diluted	$(0.07)	$(0.10)	$(0.15)	$(0.19)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	12,726,911	12,726,911	12,726,911
Diluted	18,955,745	12,726,911	18,955,745	12,726,911

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE three and six months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	12,726,911	$1,272	$10,776,181	$(12,351,765)	$(1,574,312)

Stock based compensation			214,705		214,705
Net loss three months ended 3/31/2023	—	—	—	(1,485,527)	(1,485,527)
Balance - March 31, 2023	12,726,911	$1,272	$10,990,886	$(13,837,292)	$(2,845,134)

Stock based compensation			215,443		215,443
Net loss three months ended 6/30/2023	—	—	—	(1,371,305)	(1,371,305)
Balance - June 30, 2023	12,726,911	$1,272	$11,206,329	$(15,208,597)	$(4,000,996)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2021	12,726,911	$1,272	$9,873,345	$(6,658,153)	$3,216,464

Stock based compensation	—	—	51,049	—	51,049
Net loss three months ended 3/31/2022	—	—	—	(1,129,975)	(1,129,975)
Balance - March 31, 2022	12,726,911	$1,272	$9,924,394	$(7,788,128)	$2,137,538

Stock based compensation	—	—	458,750	—	458,750
Net loss three months ended 6/30/2022	—	—	—	(1,331,725)	(1,331,725)
Balance - June 30, 2022	12,726,911	$1,272	$10,383,144	$(9,119,853)	$1,264,563

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(2,856,832)	$(2,461,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	430,148	509,799
Fair value adjustment to Promissory Note	382,000	—
Accrued Interest	178,127	—
Depreciation and amortization	98,285	91,392
Changes in operating assets and liabilities:
Accounts receivable	50,750	6,000
Prepaid expenses and other current assets	(48,385)	(13,448)
Deferred expenses	(36,925)	(54,089)
Accounts payable and accrued expenses	(8,469)	205,423
Deferred revenue	77,500	65,000

Total Adjustments	1,123,031	810,077

Net Cash Used In Operating Activities	(1,733,801)	(1,651,623)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	—	(288,883)
Lease of property	—	(16,665)
Net Cash Used In Investing Activities	—	(305,548)

Cash Flows From Financing Activities:
Repayment of government loans	(37,048)	(36,764)
Payment of deferred offering costs	(25,000)

Net Cash Provided By Financing Activities	(62,048)	(36,764)

Net Increase (Decrease) In Cash and Restricted Cash	(1,795,849)	(1,993,935)

Cash and Restricted Cash - Beginning Of Period	2,531,529	2,701,414

Cash and Restricted Cash - End Of Period	$735,680	$707,479

Cash and Restricted Cash Consisted of the Following:
Cash	$632,425	$604,255
Restricted cash	103,255	103,224
Cash and Restricted Cash	$735,680	$707,479

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$7,422	$7,027

Non-cash investing and financing activities:
Operating Lease ROU Asset	$680,683	$680,683

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE six months ended June 30, 2023 and 2022

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

Liquidity and Financial Condition

As of June 30, 2023, the Company had a cash balance, working capital and accumulated deficit of $632,425, $81,661, and $15,208,597, respectively. During the six months ended June 30, 2023, the Company generated a net loss of $2,856,832.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of  June 30, 2023 and for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending  December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of  December 31, 2022 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of  June 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease. See Note 9 – Right of Use Asset and Operating Lease Liability for additional details.

Deferred Expenses

Deferred expenses consist of labor, materials and other costs that are attributable to customer contracts that the Company has not completed its performance obligation under the contract and, as a result, has not recognized revenue. As of June 30, 2023 and December 31, 2022, deferred expenses were approximately $37,000 and $0, respectively.

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

The estimated useful lives of property and equipment are as follows:

Schedule of estimated useful lives of property and equipment
Asset	Useful lives (years)
Computer and office equipment	5
Lab equipment	5
Leasehold improvements	shorter of useful life or lease term
Machinery	7 - 15
Furniture	7

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

During the six months ended June 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company generated revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. No grant revenue was recognized during the six months ended June 30, 2023 and 2022.

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

The following shares were excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	As of June 30,
	2023	2022
Warrants	245,696	245,696
Options	2,844,496	2,048,246
Total	3,090,192	2,293,942

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2023 and December 31, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the six months ended June 30, 2023 and 2022. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of approximately $681,000 on the consolidated balance sheet as of January 1, 2022. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 9, Right of Use Asset and Operating Lease Liability.

Convertible Promissory Notes - Related Party

The Company accounts for convertible Promissory notes issued in 2022 under ASC 815. The Company has made the election under 815-15-25 to account for the Promissory Notes under the fair value option. Using the fair value option, the convertible Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the Promissory Note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Promissory Notes are recognized as non-cash gains or losses in the statement of operations.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	June 30, 2023	December 31, 2022

Insurance	$25,480	$17,879
Tooling	$60,442	44,765
Other	$27,667	5,560
Retainers	$3,000	—
Total	$116,589	$68,204

Tooling consists of engineering designs and build for packaging semiconductors for samples. Samples shipped during the first quarter of 2023. This total amount is being amortized over 2 years, coinciding with the first shipment of samples.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022

Computer and office equipment	$2,807	$2,807
Lab equipment	$15,606	15,606
Furniture	$53,420	53,420
Leasehold improvements	$709,646	709,646
Machinery	$668,889	668,889
Subtotal	1,450,368	1,450,368
Accumulated Depreciation	(559,407)	(461,122)

Property and Equipment, net	$890,961	$989,246

Depreciation and amortization expense related to property and equipment was approximately $51,000 and $42,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022

Accounts Payable	$58,938	$42,182
Credit Cards Payable	$41,726	39,936
Accrued Bonus	$64,086	112,500
Accrued Payroll	$41,935	50,355
Other Accrued Expenses	$167,751	137,932
Total	$374,436	$382,905

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

2022 Private Placement

On August 8, 2022 and December 23, 2022, the Company issued secured convertible promissory notes in the amounts of $1,250,000 and $2,350,000, respectively, to the Nina and John Edmunds 1998 Family Trust dated January 27, 1998, of which the Company’s Chairman, John Edmunds, is the trustee. The two promissory notes were issued as part of the same private placement. The outstanding principal balance and accrued interest on the promissory notes is convertible at the option of the note holder prior to their maturity. If conversion occurs at a qualified financing event, the two promissory notes will have a 15% and 20% discount on the offering price, respectively. Refer to Note 13 for details.

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

On May 26, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to (i) increase the number of shares of common stock authorized for issuance under the 2019 Plan by 1,174,000 shares, such that a total of 2,500,000 shares of common stock were then authorized for issuance under the 2019 Plan; (ii) increase the maximum aggregate number of shares, options and/or other awards that may be granted to any one person during any calendar year from 500,000 to 1,300,000; and (iii) clarify the availability of cashless exercise as a form of consideration.

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

On September 16, 2020, the Board of Directors and a majority of the Company’s shareholders approved an amendment to the 2019 Plan to further increase the number of shares of common stock authorized for issuance under the 2019 Plan from 2,500,000 shares to 4,600,000 shares.

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

On January 26, 2023 the Company granted five-year options to purchase 862,500 shares of common stock at an exercise price of $0.96 per share to employees and an independent contractor under the 2019 Plan that vest over four years. Included in this issuance were 142,500 options granted to the CEO as payment for his 2022 performance bonus.

On June 30, 2023, 71,250 shares were forfeited due to an employee and an independent contractor leaving the Company.

The stock option activity from January 1, 2022 through  June 30, 2023 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	share	Life (years)

Balance, January 1, 2022	1,398,246	2.20	6.3
Options granted	725,000	1.58	9.4
Options expired or forfeited	(25,000)	1.50	—
Balance, December 31, 2022	2,098,246	1.98	6.1
Options granted	817,500	0.96	4.8
Options expired or forfeited	(71,250)	1.09	—
Balance, June 30, 2023	2,844,496	1.72	7.8
Vested shares at June 30, 2023	1,187,748	1.91	7.7

The following table summarizes the outstanding options at June 30, 2023 by exercise price:

Exercise price	Outstanding options	Exercisable options

$0.85	75,000	—
$0.96	757,500	35,625
$1.50	540,000	540,000
$1.66	650,000	162,500
$1.77	433,750	182,500
$2.90	70,246	35,123
$3.55	50,000	20,000
$3.93	268,000	212,000
	2,844,496	1,187,748

At June 30, 2023, the Company had 1,368,629 shares of common stock available to grant under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for issuances during the six months ended June 30, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.80%	2.77%
Expected term (years)	5.0	7.0
Expected volatility	110.9%	100.4%
Expected dividends	0	0
Grant date fair value of common stock (share)	$0.77	$1.38

During the six months ended June 30, 2023, the Company recognized stock-based compensation expense related to stock options of approximately $383,000, of which approximately $104,000 was recorded as part of research and development expenses and $276,000 was included within general and administrative expenses and $3,000 of which was included within cost of revenues on the consolidated statements of operations.

As of June 30, 2023, there was unamortized stock-based compensation of approximately $772,000 which the Company expects to recognize over approximately 3.5 years. As of June 30, 2023, the intrinsic value of outstanding and vested stock options was nil.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2023 and June 30, 2022, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

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

On September 2, 2022, the Company entered into a letter agreement with Laura Krauss as Controller of the Company effective September 19, 2022. Pursuant to the agreement, the Company agreed to pay Ms. Krauss an annual base salary of $120,000. The Company has also agreed to pay Ms. Krauss a one-time signing bonus in the amount of $4,500, to be paid within 7 days of her start date, and a retention bonus of $4,500, to be paid after six months of employment. In the event of Company closure, the Company will reserve three months’ salary as severance to be available providing Ms. Krauss remains in good standing with the Company. In addition, the Company agreed to grant Ms. Krauss an option to purchase 75,000 shares of common stock of the Company at $0.85 per share, which will vest starting from November 15, 2023, in four annual equal installments. The option will be subject to acceleration in vesting in connection with the occurrence of a change of control event during the term of Ms. Krauss’ employment. Effective November 4, 2022, Ms. Krauss was appointed Chief Accounting Officer. The Company did not enter into a new agreement with Ms. Krauss.

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

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the consolidated balance sheet as of June 30, 2023 and June 30, 2022.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of June 30, 2023:

Operating Lease
Maturity of Lease Liabilities	Liabilities

2023	100,000
2024	200,000
2025	183,337
Total undiscounted operating lease payments	$483,337
Less: Imputed interest	34,741
Present value of operating lease liabilities	$448,596
Short-term portion	177,144
Long term portion	$271,452

Remaining lease term in years	2.67
Discount rate	6.50%

The Company incurred lease expense for its operating lease of approximately $100,000 and $100,000 for the six months ended June 30, 2023 and 2022, respectively.

The Right of Use Asset at June 30, 2023 of $448,596 is being amortized over the lease term.

Note 10 – Concentrations

During the six months ended June 30, 2023, revenues were generated primarily from two customers. On  June 30, 2023, all deferred revenues are attributable to two customer contracts.

During the six months ended June 30, 2022, revenues were generated primarily from two customers. On June 30, 2022, all deferred revenues are attributable to one customer contract.

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

The loans are summarized as follows:

	June 30, 2023	December 31, 2022

Principal outstanding	$302,233	$339,737
Deferred loan costs, net of amortization	(2,128)	(2,584)
Subtotal	300,105	337,153
Less current portion	(75,248)	(72,424)

Total long term portion	$224,857	$264,729

Interest expense on the above debt instruments was approximately $3,000 and $4,000 for the six months ended June 30, 2023 and 2022, respectively.

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

For the year ended  December 31, 2022, correction of this error increased our stock-based compensation expense, total operating expenses by $262,523.

Note 13 – Convertible Promissory Notes – Related Party

The Company issued two secured convertible promissory notes on August 8, 2022 (“Promissory Note I”) and December 23, 2022 (“Promissory Note II”) in the amounts of $1,250,000 and $2,350,000, respectively, (collectively, the “Promissory Notes”) to a trust of which the Company’s Chairman, John Edmunds, is the trustee, pursuant to certain subscription agreements. The Promissory Notes were issued as part of a private placement for sale up to $3,750,000 of secured convertible promissory notes.

On December 23, 2022, the Company entered into a modification agreement on Promissory Note I which extended its maturity date to June 30, 2025, consistent with the maturity date of Promissory Note II. There were no other significant modifications to the terms of Promissory Note I.

The Promissory Notes bear interest at a rate of ten percent (10%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at their maturity date on June 30, 2025. All interest due shall be paid in shares of the Company’s common stock, which shall be valued at a price equal to the average of the last 20 trading days’ closing price of the Company’s common stock, commencing on the date immediately preceding the date of conversion for purposes of the interest computation. The Promissory Notes may be convertible anytime at the discretion of the holder into shares of common stock of the Company at a price equal to the average of the last 20 trading days’ closing price, or automatically converted upon the listing of the Company’s common stock on a National Securities Exchange or the closing of a public offering of the Company’s common stock with aggregate proceeds of at least $5 million at a 15% and a 20% discount to the per share public offering price for Promissory Note I and Promissory Note II, respectively. The Promissory Notes also contain a change of ownership clause. In the event a Corporate Transaction (as defined in the subscription agreements) occurs prior to the conversion or repayment of the Promissory Note I and II, at the closing of the Corporate Transaction (in lieu of conversion) the Company shall redeem Promissory Note I and Note II at a price equal to 200% of the principal amount (in full satisfaction of principal and interest due). Accrued interest on the above debt instruments was approximately $230,000 as of June 30, 2023 and $52,000 as of December 31, 2022.

The Company accounts for convertible Promissory Notes under ASC 815. The Company has made the election under 815-15-25 to account for the Promissory Notes under the fair value option. Using the fair value option, the Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the Promissory Notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the Promissory Notes are recognized as non-cash gains or losses in the statement of operations.

The related party convertible Promissory Notes were valued using the Probability-Weighted Expected Returns Method (PWERM), which is considered to be a Level 3 fair value measurement. The inputs used to determine fair market value of the notes are the following:

	December 31, 2022	June 30, 2023
Market Rate	12.41%	16.41%
Probability of Maturity	10.0%	5.0%
Maturity Date	June 30, 2025	June 30, 2025
Probability of Qualified Financing Event	85%	85%
Qualified Financing Event Date	June 30, 2023	June 30, 2024
Probability of Corporate Transaction	5.0%	10.0%
Corporate Transaction Event Date	June 30, 2023	September 30, 2023

These assumptions are based on the judgment and experience of management and based on conversations with investment banks and interested investors.

The following table presents the changes in fair value of the Company’s convertible Promissory Notes:

Face value at December 31, 2022	$3,600,000
Change in fair value	842,000
Fair value at December 31, 2022	4,442,000
Change in fair value	193,000
Fair value at March 31, 2023	4,635,000
Change in fair value	189,000
Fair value at June 30, 2023	$4,824,000

Note 14 – Fair Value Measurements

As of June 30, 2023, the convertible Promissory Notes are the only liabilities measured at fair value. The Promissory Notes are classified as level 3 financial instruments.

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

Note 15 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through August 7, 2023. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

RESULTS OF OPERATIONS

Overview

The following table presents certain information from the condensed consolidated statements of operations:

Six months ended June 30, 2023 compared with six months ended June 30, 2022

	For the Six Months Ended
	June 30,		Change	Change %
	2023	2022

Revenues	$36,900	$50,519	$(13,619)	-27%
Cost of Revenues	24,433	54,096	(29,663)	-55%
Gross (Loss) Profit	12,467	(3,577)	16,044	-449%
Operating Expenses:
Research and development	1,082,794	1,016,889	65,905	6%
Selling, general, and administrative	1,230,214	1,435,774	(205,560)	-14%
Total Operating Expenses	2,313,008	2,452,663	(139,655)	-6%
(Loss) Income from Operations	(2,300,541)	(2,456,240)	155,699	-6%
Other Income:
Other income	11,258	2,024	9,234	456%
Interest expense	(185,549)	(7,484)	(178,065)	2379%
Change in fair value of contingent liability	(382,000)	—	(382,000)	0%
Net (Loss) Income	$(2,856,832)	$(2,461,700)	$(395,132)	16%

Revenues

Revenues for the six months ended June 30, 2023 and 2022 were approximately $37,000 and $51,000, respectively, which represented a decrease of approximately $14,000, or 27%. We had two commercial customers as of June 30, 2023 and June 30, 2022.. Two projects were started in the quarter ended June 30, 2023 but neither are complete. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2023 and 2022 were approximately $24,000 and $54,000, respectively, which represented a decrease of approximately $30,000, or 55%. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2023 and 2022 periods are relatively consistent and allocated between research and development and cost of revenues based upon the specific projects worked on during the period.

Research and Development

Research and development expenses for the six months ended June 30, 2023 and 2022 were approximately $1,083,000 and $1,017,000, respectively, which represented an increase of approximately $66,000, or 6%. The increase was primarily attributable to the purchase of wafers in 2023.

General and Administrative

Selling, general, and administrative expenses for the six months ended June 30, 2023 and 2022 were approximately $1,230,000 and $1,436,000, respectively, which represented a decrease of approximately $206,000, or 14%. The decrease was primarily attributable to non-recurring charges for consulting fees and stock offering costs of approximately $281,000 and stock compensation expense of approximately $128,000, offset in part by an increase in employee and contractor costs of approximately $205,000.

Other Income and expense items

During the six months ended June 30, 2023, the fair value adjustment of the contingent liability resulted in a $382,000 expense. During the six months ended June 30, 2023, interest expense was approximately $186,000 compared to $7,000 during the six months ended June 30, 2022 due to the addition of the Promissory Notes, which represented an increase of approximately $178,000 or 2379%. Interest accrued on the Promissory Notes for the six months ended June 30, 2023 was approximately $178,500.

Interest income in the six months ended June 30, 2023 and 2022 was insignificant. Other income for the six months ended June 30, 2023 includes the sale of non-capitalized equipment.

Net Loss

Net loss for the six months ended June 30, 2023 and 2022 was approximately $2,857,000 and $2,462,000, respectively, which represented an increase of approximately $395,000, or 16%. The increase was primarily attributable to the fair value adjustment of the contingent liability of $382,000.

Three months ended June 30, 2023 compared with three months ended June 30, 2022

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Three Months ended
	June 30,		Change	Change %
	2023	2022

Revenues	$8,400	$20,581	$(12,181)	-59%
Cost of Revenues	2,450	23,097	(20,647)	-89%
Gross (Loss) Profit	5,950	(2,516)	8,466	-336%
Operating Expenses:
Research and development	507,618	647,705	(140,087)	-22%
Selling, general, and administrative	598,579	677,847	(79,268)	-12%
Total Operating Expenses	1,106,197	1,325,552	(219,355)	-17%
(Loss) Income from Operations	(1,100,247)	(1,328,068)	227,821	-17%
Other Income:
Other income	11,258	11	11,247	102244%
Interest expense	(93,316)	(3,668)	(89,648)	2444%
Change in fair value of contingent liability	(189,000)	—	(189,000)	0%
Net (Loss) Income	$(1,371,305)	$(1,331,725)	$(39,580)	3%

Revenues

Revenues for the three months ended June 30, 2023 and 2022 were approximately $8,000 and $21,000 respectively, which represented a decrease of approximately $12,000, or 59%. We completed one contract with a commercial customer during the three months ending June 30, 2023. We had two substantial customers as of June 30, 2022. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2023 and 2022 were approximately $2,000 and $23,000, respectively, which represented a decrease of approximately $21,000, or 89%. Only one revenue generating project was completed in the three months ending June 30, 2023. The cost of revenue decrease resulted from the allocation of expenses based on hours worked on the completed project. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2023 and 2022 periods are relatively consistent. Resources are split between building our internal technology and offering foundry services.

Research and Development

Research and development expenses for the three months ended June 30, 2023 and 2022 were approximately $508,000 and $648,000, respectively, which represented a decrease of approximately $140,000, or 22%. The decrease was primarily attributable to a $93,000 prior period adjustment in 2022 for stock based compensation and the avoidance of $47,000 in repairs and maintenance costs.

General and Administrative

Selling, general, and administrative expenses for the three months ended June 30, 2023 and 2022 were approximately $599,000 and $678,000, respectively, which represented a decrease of approximately $79,000, or 12%. The decrease is related to prior period adjustment of $135,000 in 2022 for stock-based compensation, offset by increases in employee costs of $56,000.

Other Income and expense items

During the three months ended June 30, 2023, the fair value adjustment of the contingent liability resulted in a $189,000 expense. During the three months ended June 30, 2023, interest expense of approximately $93,000 increased approximately $89,000, or 2444% compared to the corresponding 2022 period due to the addition of the convertible Promissory Notes in 2022.

Net Loss

Net loss for the three months ended June 30, 2023 and 2022 was approximately $1,371,000 and $1,332,000, respectively, which represented an increase of approximately $39,000, or 3%. The increase was primarily attributable to the fair value adjustment and interest costs related to the bridge funding offset by a decrease in the net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

June 30, 2023
Cash	$735,680
Working Capital	$81,611

As of June 30, 2023, we had cash and a working capital of $735,680 and $81,611, respectively. We expect our current cash on hand to be insufficient to meet our operating and capital requirements for the next twelve months from the date of this filing. This raises substantial doubt about our ability to continue as a going concern.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was approximately $(1,734,000) and $(1,652,000), respectively. Net cash used in operating activities for the six months ended June 30, 2023 includes cash used to fund a net loss of approximately $2,857,000, reduced by approximately $1,089,000 of non-cash expense, and by $34,000 of net cash provided by changes in the levels of operating assets and liabilities.

No cash was used in investing activities during the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2022 was approximately $306,000 primarily attributable to the purchase property and equipment, and leasehold improvements in the laboratory.

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $25,000 for payment of deferred offering costs and approximately $37,000 for the repayment of governmental loans. Net cash used in financing activities for the six months ended June 30, 2022 consisted of approximately $37,000 for the repayment of governmental loans.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2023 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3.2	Bylaws of Odyssey Semiconductor Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on November 15, 2019, File No. 333- 234741)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer *
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2023.

Person	Capacity	Date

/s/ Mark Davidson	Chief Executive Officer	August 7, 2023
Mark Davidson	(Principal Executive Officer)

/s/ Laura Krauss	Chief Accounting Officer	August 7, 2023
Laura Krauss	(Principal Financial and Accounting Officer)