Form 10-Q
period 2023-09-30
Odyssey Semiconductor Technologies, Inc.
filed 2023-11-13
CIK 1781405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 12,726,911 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023 (unaudited)	2022
Assets

Current Assets:
Cash	$237,292	$2,428,289
Accounts receivable	35,000	50,750
Prepaid expenses and other current assets	109,499	68,204
Total Current Assets	381,791	2,547,243

Restricted cash	103,266	103,240
Property and equipment, net	844,153	989,246
Operating ROU Asset	405,381	532,953

Total Assets	$1,734,591	$4,172,682

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$435,624	$382,905
Loan payable - short term	73,201	72,424
Lease liability - short term portion	196,227	171,496
Deferred revenue	22,500	—
Total Current Liabilities	727,552	626,825

Long-term lease liability	225,820	361,457
Convertible Note - related party	4,856,000	4,442,000
Accrued Interest on Bridge Note	320,899	51,983
Loans payable - long term	210,949	264,729
Total liabilities	6,341,220	5,746,994

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 45,000,000 shares authorized, 12,726,911 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,272	1,272
Additional paid-in capital	11,403,476	10,776,181
Accumulated deficit	(16,011,377)	(12,351,765)

Total Stockholders’ Deficit	(4,606,629)	(1,574,312)

Total Liabilities and Stockholders’ Deficit	$1,734,591	$4,172,682

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$165,000	$208,780	$201,900	$259,299

Cost of Revenues	98,430	129,111	122,863	183,207

Gross Profit	66,570	79,669	79,037	76,092

Operating Expenses:
Research and development	453,388	535,123	1,536,182	1,552,012
Fixed Asset Deposit - Write-off	—	153,126	—	153,126
Selling, general, and administrative	499,202	653,308	1,729,416	2,089,082

Total Operating Expenses	952,590	1,341,557	3,265,598	3,794,220

Loss From Operations	(886,020)	(1,261,888)	(3,186,561)	(3,718,128)

Other Income (Expense):
Forgiveness of PPP loan and other income	29,028	3,520	40,286	5,544
Interest income (expense)	(93,788)	(33,107)	(279,337)	(40,591)
Change in Fair Value of Convertible Notes	148,000	—	(234,000)	—
Net Loss	$(802,780)	$(1,291,475)	$(3,659,612)	$(3,753,175)

Net (Loss) Income Per Share:
Basic	$(0.06)	$(0.10)	$(0.29)	$(0.29)
Diluted	$(0.06)	$(0.10)	$(0.29)	$(0.29)

Weighted Average Number of Common Shares Outstanding:
Basic	12,726,911	12,726,911	12,726,911	12,726,911
Diluted	12,726,911	12,726,911	12,726,911	12,726,911

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	12,726,911	$1,272	$10,776,181	$(12,351,765)	$(1,574,312)

Stock based compensation			214,705		214,705
Net loss three months ended 3/31/2023	—	—	—	(1,485,527)	(1,485,527)
Balance - March 31, 2023	12,726,911	$1,272	$10,990,886	$(13,837,292)	$(2,845,134)

Stock based compensation			215,443		215,443
Net loss three months ended 6/30/2023	—	—	—	(1,371,305)	(1,371,305)
Balance - June 30, 2023	12,726,911	$1,272	$11,206,329	$(15,208,597)	$(4,000,996)

Stock based compensation			197,147		197,147
Net loss three months ended 9/30/2023	—	—	—	(802,780)	(802,780)
Balance - September 30, 2023	12,726,911	$1,272	$11,403,476	$(16,011,377)	$(4,606,629)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2021	12,726,911	$1,272	$9,873,345	$(6,658,153)	$3,216,464

Stock based compensation	—	—	51,049	—	51,049
Net loss three months ended 3/31/2022	—	—	—	(1,129,975)	(1,129,975)
Balance - March 31, 2022	12,726,911	$1,272	$9,924,394	$(7,788,128)	$2,137,538

Stock based compensation	—	—	458,750	—	458,750
Net loss three months ended 6/30/2022	—	—	—	(1,331,725)	(1,331,725)
Balance - June 30, 2022	12,726,911	$1,272	$10,383,144	$(9,119,853)	$1,264,563

Stock based compensation	—	—	207,690	—	207,690
Net loss three months ended 9/30/2022	—	—	—	(1,291,475)	(1,291,475)
Balance - September 30, 2022	12,726,911	$1,272	$10,590,834	$(10,411,328)	$180,778

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(3,659,612)	$(3,753,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	627,295	717,489
Change in Fair Value of Convertible Notes	234,000	—
Fixed Asset Deposit - Write-off	—	153,126
Accrued Interest	268,916	—
Depreciation and amortization	145,093	132,211
Changes in operating assets and liabilities:
Accounts receivable	15,750	(52,610)
Prepaid expenses and other current assets	(41,295)	1,016
Deferred expenses	—	7,870
Accounts payable and accrued expenses	69,385	179,342
Deferred revenue	22,500	1,000

Total Adjustments	1,341,644	1,139,444

Net Cash Used In Operating Activities	(2,317,968)	(2,613,731)

Cash Flows Used In Investing Activities:
Purchases of property and equipment	—	(281,517)

Net Cash Used In Investing Activities	—	(281,517)

Cash Flows From Financing Activities:
Repayment of government loans	(53,003)	(51,673)
Proceeds from Convertible Note	180,000	1,250,000

Net Cash Provided By Financing Activities	126,997	1,198,327

Net Increase (Decrease) In Cash and Restricted Cash	(2,190,971)	(1,696,921)

Cash and Restricted Cash - Beginning Of Period	2,531,529	2,701,414

Cash and Restricted Cash - End Of Period	$340,558	$1,004,493

Cash and Restricted Cash Consisted of the Following:
Cash	$237,292	$901,264
Restricted cash	103,266	103,229
Cash and Restricted Cash	$340,558	$1,004,493

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$10,422	$14,143

Non-cash investing and financing activities:
Operating Lease ROU Asset	$680,683	$680,683

See notes to these condensed consolidated financial statements.

ODYSSEY SEMICONDUCTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE nine months ended September 30, 2023 and 2022

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

Liquidity and Financial Condition

As of September 30, 2023, the Company had a cash balance, working capital and accumulated deficit of $237,292, $(345,761), and $16,011,377, respectively. During the nine months ended September 30, 2023, the Company generated a net loss of $3,659,612.

The Company believes its current cash on hand will not be sufficient to meet its operating obligations and capital requirements for the next twelve months from the issuance of these financial statements. These conditions raise substantial doubt about the entity’s ability to continue as a going concern. Therefore, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company is working with vendors and employees to manage and stretch cashflow. The Company is managing costs down including asking employees to take a temporary salary reduction in order to support product development.

The Company requires funding for operating needs and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or merge with other companies or technologies to enhance or complement its product and service offerings. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities. Reduction in these efforts would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately, the Company could be forced to discontinue its operations and liquidate.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of  September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending  December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of  December 31, 2022 and for the year then ended which have been previously filed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the financial statements. As of  September 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash was comprised of cash held as a security deposit in connection with the Company’s operating lease for the facility in Ithaca, NY. See Note 9 – Right of Use Asset and Operating Lease Liability for additional details.

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

During the nine months ended September 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

The Company previously generated revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. The Company has determined that revenue generated from government grants is outside the scope of ASC 606 and, as a result, the Company recognizes revenue upon incurring qualifying, reimbursable expenses. No grant revenue was recognized during the nine months ended September 30, 2023 and 2022.

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

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2023 and December 31, 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses in the consolidated statements of operations.

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

On an ongoing basis, we evaluate our estimates and judgments for all assets and liabilities, including those related to the fair value of stock options for determination of the stock-based compensation expense. The amount of stock based compensation has been a significant expense over the nine months ended September 30, 2023 and 2022. The assumptions that go into the Black-Scholes calculation are the major driver of the calculation of the fair value of the stock options at the date of grant. The major assumption of volatility is based upon historical data, and the majority of the other assumptions used in the Black Scholes computation is based upon the terms of the specific stock option grant.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of the following:

	September 30, 2023	December 31, 2022

Insurance	$21,750	$17,879
Tooling	$50,368	44,765
Other	$24,381	5,560
Retainers	$13,000	—
Total	$109,499	$68,204

Tooling consists of engineering designs and build for packaging semiconductors for samples. Samples were shipped during the first quarter of 2023. This total amount is being amortized over 2 years, coinciding with the first shipment of samples.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022

Computer and office equipment	$2,807	$2,807
Lab equipment	$15,606	15,606
Furniture	$53,420	53,420
Leasehold improvements	$709,646	709,646
Machinery	$668,889	668,889
Subtotal	1,450,368	1,450,368
Accumulated Depreciation	(606,215)	(461,122)

Property and Equipment, net	$844,153	$989,246

Depreciation and amortization expense related to property and equipment was approximately $145,000 and $132,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022

Accounts Payable	$243,124	$42,182
Credit Cards Payable	$33,302	39,936
Accrued Bonus	$36,621	112,500
Accrued Payroll	$29,925	50,355
Other Accrued Expenses	$92,652	137,932
Total	$435,624	$382,905

Note 6 – Stockholders’ Equity

Authorized Capital

The Company is authorized to issue 45,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of preferred stock, $0.0001 par value per share. The holders of the Company’s common stock are entitled to one vote per share. No preferred shares have been issued as of the date hereof.

2022 Private Placement

On August 8, 2022 and December 23, 2022, the Company issued secured convertible promissory notes in the amounts of $1,250,000 and $2,350,000, respectively, to the Nina and John Edmunds 1998 Family Trust dated January 27, 1998 ("Edmunds Family Trust"), of which the Company’s Chairman, John Edmunds, is the trustee. The two promissory notes were issued as part of the same private placement. The outstanding principal balance and accrued interest on the promissory notes is convertible at the option of the note holder prior to their maturity. If conversion occurs at a qualified financing event, the two promissory notes will have a 15% and 20% discount on the offering price, respectively. Refer to Note 13 for details.

On September 29, 2023, the Company issued an additional secured convertible promissory note in the amount of $180,000 Edmunds Family Trust. The additional promissory note was issued as part of the same private placement. If conversion occurs at a qualified financing event, this additional promissory note will have a 20% discount on the offering price.

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

On June 30, 2023, 71,250 shares were forfeited due to an employee and an independent contractor leaving the Company.

The stock option activity from January 1, 2022 through  September 30, 2023 is as follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
		Price per	Contractual
	Shares	share	Life (years)

Balance, January 1, 2022	1,398,246	2.20	6.3
Options granted	725,000	1.58	9.4
Options expired or forfeited	(25,000)	1.50	—
Balance, December 31, 2022	2,098,246	1.98	6.1
Options Granted	817,500	0.96	4.8
Options expired or forfeited	(71,250)	1.09	—
Balance, September 30, 2023	2,844,496	1.72	7.8
Vested shares at September 30, 2023	1,244,873	2.04	7.6

The following table summarizes the outstanding options at September 30, 2023 by exercise price:

Exercise price	Outstanding options	Exercisable options

$0.85	75,000	—
$0.96	757,500	71,250
$1.50	540,000	540,000
$1.66	650,000	162,500
$1.77	433,750	190,000
$2.90	70,246	35,123
$3.55	50,000	20,000
$3.93	268,000	226,000
	2,844,496	1,244,873

At September 30, 2023, the Company had 1,368,629 shares of common stock available to grant under the 2019 Plan.

The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes option-pricing model. In applying the Black-Scholes option pricing model, the Company used the following weighted average assumptions for issuances during the nine months ended September 30, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.80%	2.77%
Expected term (years)	5.0	7.0
Expected volatility	110.9%	100.4%
Expected dividends	0	0
Grant date fair value of common stock (share)	$0.77	$1.38

During the nine months ended September 30, 2023, the Company recognized stock-based compensation expense related to stock options of approximately $551,000, of which approximately $156,000 was recorded as part of research and development expenses and $388,000 was included within general and administrative expenses and $7,000 of which was included within cost of revenues on the consolidated statements of operations.

As of September 30, 2023, there was unamortized stock-based compensation of approximately $1,558,000 which the Company expects to recognize over approximately 2.9 years. As of September 30, 2023, the intrinsic value of outstanding and vested stock options was nil.

Note 8 - Commitments and Contingencies

Litigations, Claims, and Assessments

From time to time, the Company is involved in various disputes, claims, liens and litigation matters arising out of the normal course of business which could result in a material adverse effect on the Company’s combined financial position, results of operations or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2023 and September 30, 2022, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

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

Operating Lease

On August 21, 2019, the Company entered into a lease for a 10,000 square foot facility consisting of lab and office space. The lease requires monthly payments of $16,667 and expires on November 30, 2025. The Company has arranged for a $100,000 letter of credit in favor of the landlord in lieu of a security deposit, which is included as restricted cash on the consolidated balance sheet as of September 30, 2023 and September 30, 2022.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating and finance leases as of September 30, 2023:

Operating Lease
Maturity of Lease Liabilities	Liabilities

2023	66,667
2024	200,000
2025	183,337
Total undiscounted operating lease payments	$450,004
Less: Imputed interest	27,957
Present value of operating lease liabilities	$422,047
Short-term portion	196,227
Long term portion	$225,820

Remaining lease term in years	2.42
Discount rate	6.50%

The Company incurred lease expense for its operating lease of approximately $150,000 and $150,000 for the nine months ended September 30, 2023 and 2022, respectively.

The Right of Use Asset at September 30, 2023 of $405,381 is being amortized over the lease term.

Note 10 – Concentrations

During the nine months ended September 30, 2023, revenues were generated primarily from three customers. On  September 30, 2023, all deferred revenues from the prior quarters were recognized.

During the nine months ended September 30, 2022, revenues were generated primarily from two customers. On September 30, 2022, all deferred revenues are attributable to one customer contract.

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

Equipment Loans

On August 20, 2020, the Company received a loan of $100,000 from Broome County Industrial Development Agency (5 year facility, 2.5% annual interest rate, monthly payment of $1,775); on September 1, 2020, the Company received a loan of $100,000 from Southern Tier Region Economic Development Corporation (5 year facility, 5.0% annual interest rate, monthly payment of $2,072); and on September 10, 2020, the Company received a loan of $75,000 from TCAD (5 year facility, 2.5% annual interest rate, monthly payment of $1,331). These loans were used to acquire equipment used in the laboratory and are secured by the underlying assets of the Company.

The loans are summarized as follows:

	September 30, 2023	December 31, 2022

Principal outstanding	$286,050	$339,737
Deferred loan costs, net of amortization	(1,900)	(2,584)
Subtotal	284,150	337,153
Less current portion	(73,201)	(72,424)

Total long term portion	$210,949	$264,729

Interest expense on the above debt instruments was approximately $9,000 and $10,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 12 – Convertible Promissory Notes – Related Party

In 2022, the Company issued two secured convertible promissory notes on August 8, 2022 (“Promissory Note I”) and December 23, 2022 (“Promissory Note II”) in the amounts of $1,250,000 and $2,350,000, respectively, to The Edmunds Family Trust, of which the Company's Chairman, John Edmunds is the trustee, pursuant to certain subscription agreements. The Promissory Note I and Promissory Note II were issued as part of a private placement for sale up to $3,750,000 of secured convertible promissory notes.

On December 23, 2022, the Company entered into a modification agreement on Promissory Note I which extended its maturity date to June 30, 2025, consistent with the maturity date of Promissory Note II. There were no other significant modifications to the terms of Promissory Note I.

On September 29, 2023, the Company issued a secured promissory note ("Promissory Note III", together with Promissory Note I and Promissory Note II, collectively the "Promissory Notes") in the amount of $180,000 to the Edmunds Family Trust. Promissory Note III was issued as part of the private placement mentioned above. The maximum offering amount of this private placement was modified from $3,750,000 to $4,300,000.

The Promissory Notes bear interest at a rate of ten percent (10%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at their maturity date on June 30, 2025. All interest due shall be paid in shares of the Company’s common stock, which shall be valued at a price equal to the average of the last 20 trading days’ closing price of the Company’s common stock, commencing on the date immediately preceding the date of conversion for purposes of the interest computation. The Promissory Notes may be convertible anytime at the discretion of the holder into shares of common stock of the Company at a price equal to the average of the last 20 trading days’ closing price, or automatically converted upon the listing of the Company’s common stock on a National Securities Exchange or the closing of a public offering of the Company’s common stock with aggregate proceeds of at least $5 million at a 15% discount to the per share public offering price for Promissory Note I, and a 20% discount to the per share public offering price for Promissory Note II and Promissory Note III, respectively. The Promissory Notes also contain a change of ownership clause. In the event a Corporate Transaction (as defined in the subscription agreements) occurs prior to the conversion or repayment of the Promissory Note I, II and III, at the closing of the Corporate Transaction (in lieu of conversion) the Company shall redeem Promissory Note I, Note II and Note III at a price equal to 200% of the principal amount (in full satisfaction of principal and interest due). Accrued interest on the above debt instruments was approximately $321,000 as of September 30, 2023 and $52,000 as of December 31, 2022.

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

The related party convertible Promissory Notes were valued using the Probability-Weighted Expected Returns Method (PWERM), which is considered to be a Level 3 fair value measurement. The inputs used to determine fair market value of the notes are the following:

	December 31, 2022	September 30, 2023
Market Rate	12.41%	14.03%
Probability of Maturity	10.0%	20.0%
Maturity Date	June 30, 2025	June 30, 2025
Probability of Qualified Financing Event	85%	75%
Qualified Financing Event Date	June 30, 2023	December 31, 2023
Probability of Corporate Transaction	5.0%	5.0%
Corporate Transaction Event Date	June 30, 2023	December 31, 2023

These assumptions are based on the judgment and experience of management and based on conversations with investment banks and interested investors. The probabilities of each outcome are adjusted each quarter based on the expectation of new investment in the company. The increase in face value of the notes contributes to the assumption that maturity is more likely, which is reflected in the increase from 10% to 20%.

The following table presents the changes in fair value of the Company’s convertible Promissory Notes:

Face value at December 31, 2022	$3,600,000
Change in fair value	842,000
Fair value at December 31, 2022	4,442,000
Change in fair value	193,000
Fair value at March 31, 2023	4,635,000
Change in fair value	189,000
Fair value at June 30, 2023	$4,824,000
Face value addition September 29, 2023	$180,000
Change in fair value	(148,000)
Fair value at September 30, 2023	$4,856,000

Note 13 – Fair Value Measurements

As of September 30, 2023, the convertible Promissory Notes are the only liabilities measured at fair value. The Promissory Notes are classified as level 3 financial instruments.

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

Note 14 - Subsequent Events

The Company has evaluated events that have occurred after the balance sheet and through November 13, 2023. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On November 2nd, the Edmunds Family Trust executed and funded a second $180,000 note to support continued operations while the company looks for more permanent long-term financing. There can be no assurance The Edmunds Family Trust will continue to provide this financing.

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

RECENT DEVELOPMENTS

At the end of March 2023, first product samples of a device level product were delivered to customers as planned. While we had a single transiter product working in the summer of 2022, we decided to work on developing a device level product that could handle a current load that was closer to what a potential customer was likely going to want to deploy. The results of the 1st sampling validated the leadership performance expected from vertical GaN power devices verses competing technologies. Since that time the company has continued to work on developing an improved manufacturing process and further evaluate using new and improved raw epitaxial GaN material that would enable even better performance for a device across a broader range. We will then proceed with a second sampling across a broader group of customers. While these improvements have proven to be challenging, we believe we are now very close to being able to proceed with a second sampling in the next few months. Of course, there can be no assurance that we will be successful with these development efforts.

During the quarter ended September 30, 2023, our cash position reached a critically low level. On September 29, 2023, we issued a convertible note in the amount of $180,000 in order to continue operations through October, albeit at reduced spend rates. Specifically, executive compensation was cut and certain employees’ hours were reduced. We continue to hold multiple conversations with investors and potential strategic partners – other semiconductor companies and parties involved in the semiconductor industry, who could benefit from our technology and who would consider making capital investments or an acquisition. While no agreements have been signed, discussions with a small number of these entities continue. On November 2, 2023, we issued another convertible note in the amount of $180,000 in order to continue operations through November. If we are unable to reach an agreement that could improve our working capital in the near future, it would put our company in financial distress. It is also possible that an agreement is signed that continues the operations, but no longer as a stand-alone company. Some of the scenarios being considered could also result in the company being acquired by/merged with a private entity wherein the company's stock would no longer be listed or traded in the public markets.

Despite these circumstances, the team remains focused and continues to make significant progress. As mentioned above, the product team hits important milestones. On the customer front, we received a letter of support from a major European car manufacturer. We signed an MOU with a partner who will help our shared customers realize the benefits of vertical GAN in industrial and automotive applications. In addition, we were selected to participate in a power density challenge by a large global industrial motor manufacturer. The foundry pipeline continues to grow with initial builds being completed for clients with the potential for high-volume, recurring revenue.

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

RESULTS OF OPERATIONS

Overview

The following table presents certain information from the condensed consolidated statements of operations:

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

	For the Nine Months Ended
	September 30,		Change	Change %
	2023	2022

Revenues	$201,900	$259,299	$(57,399)	-22%
Cost of Revenues	122,863	183,207	(60,344)	-33%
Gross (Loss) Profit	79,037	76,092	2,945	4%
Operating Expenses:
Research and development	1,536,182	1,552,012	(15,830)	-1%
Fixed Asset Deposit - Reserve	—	(153,126)	(153,126)	-100%
Selling, general, and administrative	1,729,416	2,089,082	(359,666)	-17%
Total Operating Expenses	3,265,598	3,794,220	(528,622)	-14%
(Loss) Income from Operations	(3,186,561)	(3,718,128)	531,567	-14%
Other Income:
Other income	40,286	5,544	34,742	627%
Interest expense	(279,337)	(40,591)	(238,746)	588%
Change in fair value of contingent liability	(234,000)	—	(234,000)	-100%
Net (Loss) Income	$(3,659,612)	$(3,753,175)	$93,563	-2%

Revenues

Revenues for the nine months ended September 30, 2023 and 2022 were approximately $202,000 and $259,000, respectively, which represented a decrease of approximately $57,000, or 22%. We had three commercial customers as of September 30, 2023 and two commercial customers as of September 30, 2022. The two projects started in the quarter ended June 30, 2023 were completed by September 30, 2023. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2023 and 2022 were approximately $123,000 and $183,000, respectively, which represented a decrease of approximately $60,000, or 33%. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2023 and 2022 periods are relatively consistent and allocated between research and development and cost of revenues based upon the specific projects worked on during the period. The projects completed in early 2022 required more labor than anticipated, increasing the cost of revenue allocation.

Research and Development

Research and development expenses for the nine months ended September 30, 2023 and 2022 were approximately $1,536,000 and $1,552,000, respectively, which represented an increase of approximately $16,000, or 1%. Research and development expenses remained consistent year over year.

Fixed Asset Deposit Reserve

During the nine months ended September 30, 2022, the Company wrote off a deposit of $153,126 for a fixed asset purchase which does not appear to be recoverable. No write-offs were needed in 2023.

General and Administrative

Selling, general, and administrative expenses for the nine months ended September 30, 2023 and 2022 were approximately $1,729,000 and $2,089,000, respectively, which represented a decrease of approximately $360,000, or 17%. The decrease was primarily attributable to non-recurring charges for stock offering costs of approximately $271,000 and stock compensation expense correction in 2022 of approximately $126,000, offset by an increase in digital marketing of approximately $37,000.

Other Income and expense items

During the nine months ended September 30, 2023, the fair value adjustment of the contingent liability resulted in a $234,000 expense. During the nine months ended September 30, 2023, interest expense was approximately $279,000 compared to $28,000 during the nine months ended September 30, 2022 due to the addition of the Promissory Notes, which represented an increase of approximately $239,000 or 588%.

Other income increased approximately $35,000 during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 because of non-capitalized equipment sales.

Interest income in the nine months ended September 30, 2023 and 2022 was insignificant.

Net Loss

Net loss for the nine months ended September 30, 2023 and 2022 was approximately $3,660,000 and $3,753,000, respectively, which represented a decrease of approximately $94,000, or 2%.

Three months ended September 30, 2023 compared with three months ended September 30, 2022

Overview

The following table presents certain information from the condensed consolidated statements of operations:

	For The Three Months ended
	September 30,		Change	Change %
	2023	2022

Revenues	$165,000	$208,780	$(43,780)	-21%
Cost of Revenues	98,430	129,111	(30,681)	-24%
Gross (Loss) Profit	66,570	79,669	(13,099)	-16%
Operating Expenses:
Research and development	453,388	535,123	(81,735)	-15%
Fixed Asset Deposit - Reserve	—	(153,126)	(153,126)	-100%
Selling, general, and administrative	499,202	653,308	(154,106)	-24%
Total Operating Expenses	952,590	1,341,557	(388,967)	-29%
(Loss) Income from Operations	(886,020)	(1,261,888)	375,868	-30%
Other Income:
Other income	29,028	3,520	25,508	725%
Interest expense	(93,788)	(33,107)	(60,681)	183%
Change in fair value of contingent liability	148,000	—	148,000	100%
Net (Loss) Income	$(802,780)	$(1,291,475)	$488,695	-38%

Revenues

Revenues for the three months ended September 30, 2023 and 2022 were approximately $165,000 and $209,000 respectively, which represented a decrease of approximately $44,000, or 21%. We completed two contracts with a commercial customers during the three months ending September 30, 2023. We had two substantial customers as of September 30, 2022. The timing of revenue recognition is driven by the completion of specified deliverables and the billing of time and materials over periods of time. Accordingly, the recognition of revenue for these contracts will vary from time to time.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2023 and 2022 were approximately $98,000 and $129,000, respectively, which represented a decrease of approximately $31,000, or 24%. The cost of revenue decrease corresponds with the decrease in revenue. The base salary, facility and equipment usage fees to operate the fabrication facility during the 2023 and 2022 periods are relatively consistent. Resources are split between building our internal technology and offering foundry services.

Research and Development

Research and development expenses for the three months ended September 30, 2023 and 2022 were approximately $453,000 and $535,000, respectively, which represented a decrease of approximately $82,000, or 15%. The decrease was primarily attributable to a contractor and a full-time employee leaving in June of 2023 for approximately $67,000 in cost savings, and an increased effort to reduce facilities expenses resulting in approximately $15,000 in savings.

Fixed Asset Deposit Reserve

During the three months ended September 30, 2022, the Company wrote off a deposit of $153,126 for a fixed asset purchase which does not appear to be recoverable. No write-offs were needed in 2023.

General and Administrative

Selling, general, and administrative expenses for the three months ended September 30, 2023 and 2022 were approximately $499,000 and $653,000, respectively, which represented a decrease of approximately $154,000, or 24%. The decrease resulted from an overall reduction in spending including approximately $40,000 in insurance, $33,000 in accounting, $37,000 related to stock compensation, $15,000 in travel and $13,000 in financing costs.

Other Income and expense items

During the three months ended September 30, 2023, the fair value adjustment of the contingent liability resulted in a $148,000 adjustment to income. During the three months ended September 30, 2023, interest expense of approximately $94,000 increased approximately $73,000, or 355% compared to the corresponding 2022 period due to the timing of the addition of the convertible Promissory Notes in 2022.

Net Loss

Net loss for the three months ended September 30, 2023 and 2022 was approximately $803,000 and $1,291,000, respectively, which represented a decrease of approximately $489,000, or 38%. The decrease was primarily attributable to the fair value adjustment related to the bridge funding and by a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We measure our liquidity in a number of ways, including the following:

September 30, 2023
Cash	$340,558
Working Capital	$(345,761)

As of September 30, 2023, we had cash and a working capital of $340,558 and $(345,761), respectively. We expect our current cash on hand to be insufficient to meet our operating and capital requirements for the next twelve months from the date of this filing. This raises substantial doubt about our ability to continue as a going concern.  Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures as well as research and development. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was approximately $(2,138,000) and $(2,614,000), respectively. Net cash used in operating activities for the nine months ended September 30, 2023 includes cash used to fund a net loss of approximately $3,660,000, reduced by approximately $1,275,000 of non-cash expense, and by $66,000 of net cash provided by changes in the levels of operating assets and liabilities.

No cash was used in investing activities during the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $282,000 primarily attributable to the purchase of property and equipment, and leasehold improvements in the laboratory.

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was approximately $127,000 and $1,198,000, respectively. On September 29, 2023, the Company received $180,000 in external financing which was offset by approximately $53,000 in repayments of governmental loans. In August 2022, the Company received $1,250,000 in bridge financing from proceeds of the private placement.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2023 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

Person	Capacity	Date

/s/ Mark Davidson	Chief Executive Officer	November 13, 2023
Mark Davidson	(Principal Executive Officer)

/s/ Laura Krauss	Chief Accounting Officer	November 13, 2023
Laura Krauss	(Principal Financial and Accounting Officer)

FERC AutoTag Messages

  Table ID: null
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: 413246
    Autotag Off
  Table ID: 413252
    Autotag Off
  Table ID: 413253
    Autotag Off
  Table ID: 413255
    Autotag Off
  Table ID: 413257
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: 413258
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: 413260
    Autotag Off
  Table ID: 413262
    Autotag Off
  Table ID: 413264
    Autotag Off
  Table ID: 413268
    Autotag Off
  Table ID: 413267
    Autotag Off
  Table ID: 413269
    Autotag Off
  Table ID: 413270
    Autotag Off
  Table ID: 413272
    Autotag Off
  Table ID: 413274
    Autotag Off
  Table ID: 413278
    Autotag Off
  Table ID: 413277
    Autotag Off
  Table ID: 413281
    Autotag Off
  Table ID: 413280
    Autotag Off
  Table ID: 413282
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: null
    Autotag Off
  Table ID: null
    Autotag Off